Form 10-Q
period 1995-03-31
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1995-05-05
CIK 790986

FLORIDA INCOME FUND II, L.P.
                                    INDEX


                                                             PAGE NO.

PART I

FINANCIAL INFORMATION


            Balance Sheets at March 31 1995
            and December 31, 1994. . . . . . . . . . . . . . . . . .2


            Statements of Income for the Three
            Months Ended March 31, 1995 and 1994 . . . . . . . . . .3


            Statements of Cash Flows for the Three
            Months Ended March 31, 1995 and 1994 . . . . . . . . . .4


            Notes to Financial Statements. . . . . . . . . . . . . .5


            Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . .5-7


PART II - OTHER INFORMATION


            Other Information. . . . . . . . . . . . . . . . . . . .8


PART III - SIGNATURES


            Signatures . . . . . . . . . . . . . . . . . . . . . . .9


COVER PAGE


EXHIBIT 27 - FINANCIAL DATA SCHEDULE

                       PART I - FINANCIAL INFORMATION
                 FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                               BALANCE SHEETS
                                 (Unaudited)
                                              March 31,      Dec. 31,
                                                 1995          1994
                                            ___________   ___________
ASSETS

CURRENT ASSETS
            Cash                                 7,229        93,321
            A/R Trade, Net of allowance for     80,108        87,049
              doubtful accounts of $23,535
              for March 31, 1995 and $23,535
              for December 31, 1994)
            Notes Receivable                    79,366        88,719
            Prepaid Expenses and Other         227,120       195,815
                                            ___________   ___________
                Total Current Assets           393,823       464,904

RENTAL PROPERTIES, NET OF
ACCUMULATED DEPRECIATION OF
$3,648,372 AT MARCH 31, 1995 AND
$3,514,674 AT DECEMBER 31, 1994             16,328,861    16,375,160

INTANGIBLE ASSETS
            Deferred Loan Costs, Net            69,090        83,827
                                            __________    __________
            TOTAL ASSETS                    16,791,774    16,923,891

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
            Current Maturities of Notes
              and Mortgages Payable          8,241,792     6,606,330
            Accounts Payable                    85,324       104,702
            Accrued Expenses                    78,717       120,374
            Customer & Security Deposits       209,251       196,596
                                            ___________   ___________
            TOTAL CURRENT LIABILITIES        8,615,084     7,028,002

NOTES AND MORTGAGES PAYABLE                  2,518,593     4,210,196

PARTNERS' CAPITAL
            General Partners' Capital         (166,116)     (163,312)
            Limited Partners' Capital        5,795,730     5,849,005
            Net Income                          28,483           -0-
                                            ___________   ___________
            TOTAL PARTNERS' EQUITY           5,658,097     5,685,693


TOTAL LIABILITIES
AND PARTNERS' CAPITAL                       16,791,774    16,923,891


See Accompanying Notes to the Financial Statements

               FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF INCOME
                               (Unaudited)


                                        For Three Months Ended
                                      03/31/95         03/31/94
                                      _________        _________

REVENUES:

Rental Income                         732,327          828,464
Interest Income                         1,236              292
                                      _______          _______
     Total Revenues                   733,563          828,756


EXPENSES:

Property Operating
     Expenses                         248,320          242,429
Real Estate Taxes                      55,089           65,961
Interest Expense                      253,236          282,434
Depreciation                          133,699          147,524
Amortization                           14,737           14,737
                                      _______          _______
     Total Expenses                   705,081          753,085


NET INCOME                             28,482           75,671







See accompanying Notes to the Financial Statements

                 FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                               For Three Months Ended
                                               03/31/95      03/31/94
                                               ________      ________

Cash Flows From Operating Activities:
    Net Income                                   28,483        75,671
    Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation & Amortization            148,436       162,261
         (Increase) decrease in receivables      16,294      ( 11,487)
         (Increase) decrease in prepaid
          expenses and other                   ( 31,305)     ( 37,896)
         Increase (decrease) accounts payable
          and accrued expenses                 ( 61,035)      119,427
         Increase (decrease) in customer
          and security deposits                  12,655      (  3,975)

Net cash flow provided by operating            _________     _________
activities                                      113,528       304,001

Cash flows from investing activities:
    Improvements to rental properties          ( 87,400)     ( 36,510)
                                               _________     _________
Net cash used in investing activities          ( 87,400)     ( 36,510)


Cash flows from financing activities:
         Repayments of long-term borrowings    ( 56,141)     ( 67,787)
         Partner distribution paid             ( 56,079)     (168,237)
         Loan origination fees paid                 -0-      (  4,004)
         Proceeds from short term borrowings        -0-           -0-
         Repayment of short term borrowings         -0-           -0-
                                               _________     _________
Net cash flows used by financing activities    (112,220)     (240,028)

Net increase (decrease) in cash                ( 86,092)       27,463

Cash at beginning of year                        93,321        91,576

Cash at March 31                                  7,229       119,039

See accompanying Notes to the Financial Statements

          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 1995

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures necessary for fair presentation of the Partnership's financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles, as set forth in the Partnership's Form 10-K for the period ended December 31, 1994, or any other interim period. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of the interim periods presented.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 1995, and March 31, 1994, the Partnership incurred $47,907 and $43,490 in property management fees paid to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $78,863 were incurred during the first quarter of 1995. This compares to $84,405 of costs that were incurred during the first quarter of 1994.

NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1994, has been taken from the audited Financial Statements at that date.

NOTE 4 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at March 31, 1995, was $7,229. This compares to its cash position of $93,321 at December 31, 1994. At March 31, 1994, the
Partnership's cash position, including interest bearing deposits, was $119,039.

The decrease in cash between December 31, 1994, and March 31, 1995, was due primarily to cash provided by operations of $113,528, principal repayments of $56,141, payments for rental property improvements of $87,400 and partnership distributions paid of $56,079.

The Partnership's total investment in properties for its portfolio at March 31, 1995, was $19,977,233. This compares to its total property investment at December 31, 1994, of $19,889,834 and $21,602,680 at March 31, 1994. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership's outstanding debt as of March 31, 1995, was $10,760,385. This compares to debt outstanding December 31, 1994, of $10,816,526. The $56,141 decrease during the first three months was due to principal pay downs of $56,141. The Partnership had $12,308,163 of outstanding debt at March 31, 1994.

In September 1995, the Partnership has two loans which come due. The first loan in the amount of $5,832,554 is secured by a first mortgage on Town Center, Heritage Square and Broadway Medical Center. The second mortgage on these properties in the amount of $643,022 will also come due in September 1995. Management intends to refinance these loans and believes it will be successful for the following reasons: The loans have a low loan to value ratio, the properties continue to experience high occupancy and there is sufficient cash flow to meet the debt service obligation.

Results of Operations

As of March 31, 1995, the occupancy percentages for the Fund's properties were as follows: Broadway Medical Center, 100%, Marco Town Center Mall, 90%, Heritage Square Shopping Center, 92%, Manatee West Shopping Center, 75%, and Pinebrook Commons, 97%.

For the three months ended March 31, 1995, rental income decreased $96,137 as compared to the same period one year ago. The decrease in rental income was attributed to Broadway Center decreasing $795, Laurel Medical Center decreasing $61,084, Marco Town Center Mall increasing $4,822, Manatee West decreasing $51,995, Heritage Square decreasing $8,727 and Pinebrook Commons increasing $21,642.

For the three months ended March 31, 1995, interest income increased by $944. Rental revenue increases were attributable to increases in the CPI, rent escalator clauses and additional tenants occupying the spaces. Heritage Square and Manatee West's rent decreases were due to vacancies occurring in those centers. The rental decrease at Laurel Medical Center was due to the Partnership not having this property in 1995, whereas the Partnership had the property in the first quarter of 1994.

Property expenses increased by $5,891 from a year ago due to increased maintenance costs primarily at Town Center and Pinebrook Commons. These increases were partially offset by the costs of Laurel Center which were not incurred in 1995.

Real estate taxes have decreased to reflect anticipated assessments for the year and the decrease due to Laurel Center not belonging to the Partnership portfolio.

Interest expense has decreased $29,198 for the three month period ended March 31, 1995, as compared to a year ago. This decrease is due to the partnership's debt decreasing from $10,816,526 at December 31, 1994, to $10,760,385 as of March 31, 1995. The
partnership also did not make mortgage payments on the Laurel Medical Center loan in the first quarter of 1995. The partnership's debt as of March 31, 1994, was $12,308,163.

Depreciation and amortization have decreased $13,825 due to some costs being fully amortized in 1994.

During the first quarter of 1993, Tandy Corporation closed their 9,900 square foot McDuff's Electronics store located in Pinebrook Commons Shopping Center. This is a result of their corporate decision to close approximately 100 stores. Management and Tandy have agreed to settle the outstanding future rental obligation, with Tandy agreeing to pay 15 months rent in order to terminate their lease obligations. The amount of the settlement was $114,468. The lender on the property, Allstate Life Insurance Company, has agreed to this settlement. These funds have been placed into escrow to fund future capital improvements, pay leasing commissions and for future loan payments. As of March 31, 1995, the amount remaining in escrow is $40,136.

Management had signed a lease for 4,643 square feet of vacant space at Pinebrook Commons. The tenant's lease obligation began July 1, 1994. However, during the third quarter of 1994, the tenant did not complete it's build out and has defaulted on it's lease obligation. The fund is attempting to recover funds in it's legal action against the tenant. The space has been re-leased and it is anticipated that the build-out will be completed in the second quarter of 1995. It is anticipated that the remaining escrow money will be released by the lender when the property shows a positive cash flow after debt.

                            PART II
                       OTHER INFORMATION
          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP



ITEM 1.     LEGAL PROCEEDINGS

            None


ITEM 2.     CHANGES IN SECURITIES

            None


ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


ITEM 5.     OTHER MATERIALLY IMPORTANT EVENTS

            None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (A) EXHIBITS

                None

            (B) REPORTS ON FORM 8-K

                None

                           PART III

                          SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                     MARINER CAPITAL MANAGEMENT, INC.
                     MANAGING GENERAL PARTNER
                     (Registrant)





            5/5/95   Lawrence A. Raimondi
                     President and Director, and CEO
                     Mariner Capital Management, Inc.
                     (Principal Executive Officer)
                     (SIGNATURE)





            5/5/95   Michael J. Scullion
                     Secretary/Treasurer
                     Mariner Capital Management, Inc.
                     (Principal Financial and
                      Accounting Officer)
                     (SIGNATURE)