Form 10-Q
period 1995-06-30
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1995-08-08
CIK 790986

FLORIDA INCOME FUND II, L.P.
                             INDEX


                                                      PAGE NO.

PART I

FINANCIAL INFORMATION


     Balance Sheets at June 30 1995
     and December 31, 1994. . . . . . . . . . . . . . . . . .2


     Statements of Income for the Three and Six
     Months Ended June 30, 1995 and 1994. . . . . . . . . . .3


     Statements of Cash Flows for the Three and Six
     Months Ended June 30, 1995 and 1994. . . . . . . . . . .4


     Notes to Financial Statements. . . . . . . . . . . . . .5


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . .5-8


     Other Information. . . . . . . . . . . . . . . . . . . .9


     Signatures . . . . . . . . . . . . . . . . . . . . . . 10


     Cover Page


     Exhibit 27 - Financial Data Schedule

                PART I - FINANCIAL INFORMATION
          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                        BALANCE SHEETS
                          (Unaudited)
                                        June 30,      Dec. 31,
                                          1995          1994
                                     ___________   ___________
ASSETS

CURRENT ASSETS
     Cash                                 25,031       93,321
     A/R Trade, Net of allowance for     123,150       87,049
       doubtful accounts of $23,535
       for June 30, 1995 and $23,535
       for December 31, 1994)
     Notes Receivable                    73,178        88,719
     Prepaid Expenses and Other         252,879       195,815
                                     ___________   ___________
         Total Current Assets           474,238       464,904

RENTAL PROPERTIES, NET OF
ACCUMULATED DEPRECIATION OF
$3,782,071 AT JUNE 30, 1995 AND
$3,514,674 AT DECEMBER 31, 1994      16,223,129    16,375,160

INTANGIBLE ASSETS
     Deferred Loan Costs, Net            54,353        83,827
                                     __________    __________
     TOTAL ASSETS                    16,751,720    16,923,891

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Current Maturities of Notes
       and Mortgages Payable          8,191,379     6,606,330
     Accounts Payable                    55,467       104,702
     Accrued Expenses                   134,380       120,374
     Customer & Security Deposits       184,342       196,596
                                     ___________   ___________
     TOTAL CURRENT LIABILITIES        8,565,568     7,028,002

NOTES AND MORTGAGES PAYABLE           2,513,466     4,210,196

PARTNERS' CAPITAL
     General Partners' Capital         (168,920)     (163,312)
     Limited Partners' Capital        5,742,633     5,849,005
     Net Income                          98,973           -0-
                                     ___________   ___________
     TOTAL PARTNERS' EQUITY           5,672,686     5,685,693

TOTAL LIABILITIES
AND PARTNERS' CAPITAL                16,751,720    16,923,891


See Accompanying Notes to the Financial Statements

               FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF INCOME
                               (Unaudited)


                           For Three Months Ended   For Six Months Ended
                           06/30/95     06/30/94    06/30/95    06/30/94
                           ________   ________      ________    ________

REVENUES:

Rental Income              750,728    796,095       1,483,055    1,624,559
Interest Income                798        110           2,034          402
                           _______    _______       _________    _________
     Total Revenues        751,526    796,205       1,485,089    1,624,961


EXPENSES:

Property Operating
     Expenses              223,573    239,272         471,893      481,701
Real Estate Taxes           55,089     66,092         110,178      132,053
Interest Expense           253,936    258,531         507,172      540,965
Depreciation               133,699    147,525         267,398      295,049
Amortization                14,738     14,738          29,475       29,475
                           _______    _______       _________    _________
     Total Expenses        681,035    726,158       1,386,116    1,479,243


NET INCOME                  70,491     70,047          98,973      145,718







See accompanying Notes to the Financial Statements

                 FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                For Six Months Ended
                                               06/30/95      06/30/94
                                               ________      ________

Cash Flows From Operating Activities:
    Net Income                                   98,973        145,718
    Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation & Amortization            296,873       324,524
         (Increase) decrease in receivables     (20,560)      (68,444)
         (Increase) decrease in prepaid
          expenses and other                    (57,064)       (4,279)
         Increase (decrease) accounts payable
          and accrued expenses                  (35,231)       (2,223)
         Increase (decrease) in customer
          and security deposits                 (12,254)       (8,702)

Net cash flow provided by operating            _________     _________
activities                                      270,737       386,594

Cash flows from investing activities:
    Improvements to rental properties          (115,366)      (47,138)
                                               _________     _________
Net cash used in investing activities          (115,366)      (47,138)


Cash flows from financing activities:
         Repayments of long-term borrowings    (111,681)     (122,997)
         Partner distribution paid             (111,980)     (302,827)
         Loan origination fees paid                 -0-        (4,004)
         Proceeds from short term borrowings        -0-           -0-
         Repayment of short term borrowings         -0-           -0-
                                               _________     _________
Net cash flows used by financing activities    (223,661)     (429,828)

Net increase (decrease) in cash                 (68,290)     (90,372)

Cash at beginning of year                        93,321        91,576

Cash at June 30                                  25,031         1,204

See accompanying Notes to the Financial Statements

          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1995

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 1995, and June 30, 1994, the Partnership incurred $41,959 and $49,847 in property management fees paid to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $70,603 were incurred during the second quarter of 1995. This compares to $69,964 of costs that were incurred during the second quarter of 1994.

NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1994, has been taken from the audited Financial Statements at that date.

NOTE 4 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at June 30, 1995, was $25,031. This compares to its cash position of $93,321 at December 31, 1994. At June 30, 1994, the
Partnership's cash position, including interest bearing deposits, was $1,204.

The decrease in cash between December 31, 1994, and June 30, 1995, was due primarily to cash provided by operations of $270,737, principal repayments of $111,681, payments for rental property improvements of $115,366 and partnership distributions paid of $111,980.

The Partnership's total investment in properties for its portfolio at June 30, 1995, was $20,005,200. This compares to its total property investment at December 31, 1994, of $19,889,834 and $21,613,308 at June 30, 1994. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership's outstanding debt as of June 30, 1995, was $10,704,845. This compares to debt outstanding December 31, 1994, of $10,816,526. The $111,681 decrease during the first six months was due to principal pay downs of $111,681. The Partnership had $12,252,953 of outstanding debt at June 30, 1994.

In September 1995, the Partnership has two loans which come due. The first loan in the amount of $5,816,082 is secured by a first mortgage on Town Center, Heritage Square and Broadway Medical Center. The second mortgage on these properties in the amount of $628,361 will also come due in September 1995. Management intends to refinance these loans and believes it will be successful for the following reasons: The loans have a low loan to value ratio, the properties continue to experience high occupancy and there is sufficient cash flow to meet the debt service obligation.

Results of Operations

As of June 30, 1995, the occupancy percentages for the Fund's properties were as follows: Broadway Medical Center, 75%, Marco Town Center Mall, 86%, Heritage Square Shopping Center, 92%, Manatee West Shopping Center, 68%, and Pinebrook Commons, 97%.

For the six months ended June 30, 1995, rental income decreased $141,504 as compared to the same period one year ago. The decrease in rental income was attributed to Broadway Center decreasing $5,421, Laurel Medical Center decreasing $81,703, Marco Town Center Mall increasing $8,663, Manatee West decreasing $100,280, Heritage Square decreasing $11,741 and Pinebrook Commons increasing $48,978.

For the six months ended June 30, 1995, interest income increased by $1,632. Rental revenue increases were attributable to increases in the CPI, rent escalator clauses and additional tenants occupying the spaces. Broadway Medical, Heritage Square and Manatee West's rent decreases were due to vacancies occurring in those centers. The rental decrease at Laurel Medical Center was due to the Partnership not owning this property in 1995, whereas the Partnership owned the property in the first six months of 1994.

Property expenses decreased by $9,808 from a year ago due to the following factors: maintenance costs and insurance claims increased primarily at Town Center and Pinebrook Commons. These increases were partially offset by the costs of Laurel Center which were not incurred in 1995 and reductions in bad debt expenses at Heritage Square and Manatee West.

Real estate taxes have decreased to reflect anticipated assessments for the year and the decrease due to Laurel Center not belonging to the Partnership portfolio.

Interest expense has decreased $33,793 for the six month period ended June 30, 1995, as compared to a year ago. This decrease is due to the partnership's debt decreasing from $10,816,526 at December 31, 1994, to $10,704,845 as of June 30, 1995. The
partnership also did not make mortgage payments on the Laurel Medical Center loan in the six months of 1995. The partnership's debt as of June 30, 1994, was $12,252,953.

Depreciation and amortization have decreased $27,651 due to Laurel Medical Center not belonging to the Partnership portfolio.

During the first quarter of 1993, Tandy Corporation closed their 9,900 square foot McDuff's Electronics store located in Pinebrook Commons Shopping Center. This is a result of their corporate decision to close approximately 100 stores. Management and Tandy have agreed to settle the outstanding future rental obligation, with Tandy agreeing to pay 15 months rent in order to terminate their lease obligations. The amount of the settlement was $114,468. The lender on the property, Allstate Life Insurance Company, has agreed to this settlement. These funds have been placed into escrow to fund future capital improvements, pay leasing commissions and for future loan payments. As of June 30, 1995, the amount remaining in escrow is $40,136.

Management had signed a lease for 4,643 square feet of vacant space at Pinebrook Commons. The tenant's lease obligation began July 1, 1994. However, during the third quarter of 1994, the tenant did not complete it's build out and has defaulted on it's lease obligation. The fund is attempting to recover funds in it's legal action against the tenant. The space has been re-leased and it is anticipated that the build-out will be completed in the third quarter of 1995. It is anticipated that the remaining escrow money will be released by the lender when the property shows a positive cash flow after debt.

For the three months ended June 30, 1995, rental income decreased $45,367 as compared to the same period one year ago. The decrease in rental income was attributed to Broadway Medical Center decreasing $4,626, Laurel Medical Center decreasing $20,621, Town Center Shopping Center increasing $3,841, Manatee West Shopping Center decreasing $48,285, Heritage Square Shopping Center decreasing $3,012 and Pinebrook Commons Shopping Center increasing $27,336.

Total expenses for the three months ended June 30, 1995, have decreased by $45,123 primarily due to the Partnership owning one less property in 1995.

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



                     FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                     MARINER CAPITAL MANAGEMENT, INC.
                     MANAGING GENERAL PARTNER
                     (Registrant)





            8/5/95   Lawrence A. Raimondi
                     President and Director, and CEO
                     Mariner Capital Management, Inc.
                     (Principal Executive Officer)
                     (SIGNATURE)





            8/5/95   Michael J. Scullion
                     Secretary/Treasurer
                     Mariner Capital Management, Inc.
                     (Principal Financial and
                      Accounting Officer)
                     (SIGNATURE)