Form 10-Q
period 1995-09-30
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1995-11-09
CIK 790986

FLORIDA INCOME FUND II, L.P.
                             INDEX

                                                      PAGE NO.
PART I

FINANCIAL INFORMATION

     Balance Sheets at September 30 1995
     and December 31, 1994. . . . . . . . . . . . . . . . . .2

     Statements of Income for the Three and Nine
     Months Ended September 30, 1995 and 1994 . . . . . . . .3

     Statements of Cash Flows for the Three and Nine
     Months Ended September 30, 1995 and 1994 . . . . . . . .4

     Notes to Financial Statements. . . . . . . . . . . . . .5

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . .5-8

     Other Information. . . . . . . . . . . . . . . . . . . .9

     Signatures . . . . . . . . . . . . . . . . . . . . . . 10

     Cover Page

     Exhibit 27 - Financial Data Schedule

     Exhibit 99-1 - Renewal Promissory Note $5,806,959.72

     Exhibit 99-2 - Renewal Promissory Note $613,387.52

                PART I - FINANCIAL INFORMATION
          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                        BALANCE SHEETS
                          (Unaudited)
                                     Sept. 30,     Dec. 31,
                                       1995          1994
                                     ___________   ___________
ASSETS

CURRENT ASSETS
     Cash                               126,048        93,321
     A/R Trade, Net of allowance for    138,583        87,049
       doubtful accounts of $23,535
       for September 30, 1995 and
       $23,535 for December 31, 1994
     Notes Receivable                    62,845        88,719
     Prepaid Expenses and Other         266,822       195,815
                                     ___________   ___________
         Total Current Assets           594,298       464,904

RENTAL PROPERTIES, NET OF
ACCUMULATED DEPRECIATION OF
$3,915,770 AT SEPTEMBER 30, 1995
AND $3,514,674 AT DECEMBER 31, 1994  16,093,995    16,375,160

INTANGIBLE ASSETS
     Deferred Loan Costs, Net            39,615        83,827
                                     ___________   __________
     TOTAL ASSETS                    16,727,908    16,923,891

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Current Maturities of Notes
       and Mortgages Payable          8,143,013     6,606,330
     Accounts Payable                    63,410       104,702
     Accrued Expenses                   191,006       120,374
     Customer & Security Deposits       192,014       196,596
                                     ___________   ___________
     TOTAL CURRENT LIABILITIES        8,589,443     7,028,002

NOTES AND MORTGAGES PAYABLE           2,508,226     4,210,196

PARTNERS' CAPITAL
     General Partners' Capital         (171,724)     (163,312)
     Limited Partners' Capital        5,689,358     5,849,005
     Net Income                         112,605           -0-
                                     ___________   ___________
     TOTAL PARTNERS' EQUITY           5,630,239     5,685,693

TOTAL LIABILITIES
AND PARTNERS' CAPITAL                16,727,908    16,923,891


See Accompanying Notes to the Financial Statements

               FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF INCOME
                               (Unaudited)


                           For Three Mos Ended   For Nine Mos Ended
                           09/30/95   09/30/94   09/30/95     09/30/94
                           ________   ________   ________     ________

REVENUES:

Rental Income              664,911    727,066    2,147,966    2,351,625
Interest Income              1,064        490        3,098          892
                           _______    _______    _________    _________
     Total Revenues        665,975    727,556    2,151,064    2,352,517


EXPENSES:

Property Operating
     Expenses              191,348    180,530      663,241      662,231
Real Estate Taxes           56,523     68,568      166,701      200,621
Interest Expense           256,036    259,388      763,208      800,353
Depreciation               133,699    147,524      401,097      442,573
Amortization                14,737     14,737       44,212       44,212
                           _______    _______    _________    _________
     Total Expenses        652,343    670,747    2,038,459    2,149,990


NET INCOME                  13,632     56,809      112,605      202,527







See accompanying Notes to the Financial Statements

                 FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                               For Nine Months Ended
                                               09/30/95      09/30/94
                                               ________      ________

Cash Flows From Operating Activities:
    Net Income                                  112,605       202,527
    Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation & Amortization            445,309       486,785
         (Increase) decrease in receivables    ( 25,660)     (100,291)
         (Increase) decrease in prepaid
          expenses and other                   ( 71,008)     (102,456)
         Increase (decrease) accounts payable
          and accrued expenses                   29,340       213,393
         Increase (decrease) in customer
          and security deposits                (  4,582)          469

Net cash flow provided by operating            _________     _________
activities                                      486,004       700,427

Cash flows from investing activities:
    Improvements to rental properties          (119,931)     (117,364)
                                               _________     _________
Net cash used in investing activities          (119,931)     (117,364)


Cash flows from financing activities:
         Repayments of long-term borrowings    (165,287)     (173,085)
         Partner distribution paid             (168,059)     (448,456)
         Loan origination fees paid                 -0-      (  4,004)
         Proceeds from short term borrowings        -0-           -0-
         Repayment of short term borrowings         -0-           -0-
                                               _________     _________
Net cash flows used by financing activities    (333,346)     (625,545)

Net increase (decrease) in cash                  32,727      ( 42,482)

Cash at beginning of year                        93,321        91,576

Cash at September 30                            126,048        49,094

See accompanying Notes to the Financial Statements

          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1995

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended September 30, 1995, and September 30, 1994, the Partnership incurred $40,467 and $41,678 in property management fees paid to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $59,925 were incurred during the third quarter of 1995. This compares to $70,778 of costs that were incurred during the third quarter of 1994.

NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1994, has been taken from the audited Financial Statements at that date.

NOTE 4 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at September 30, 1995, was $126,048. This compares to its cash position of $93,321 at December 31, 1994. At September 30,
1994, the Partnership's cash position, including interest bearing deposits, was $49,094.

The increase in cash between December 31, 1994, and September 30, 1995, was due primarily to cash provided by operations of $486,004, principal repayments of $165,287, payments for rental property improvements of $119,931 and partnership distributions paid of $168,059.

The Partnership's total investment in properties for its portfolio at September 30, 1995, was $20,009,765. This compares to its total property investment at December 31, 1994, of $19,889,834 and $21,613,308 at September 30, 1994. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership's outstanding debt as of September 30, 1995, was $10,651,239. This compares to debt outstanding December 31, 1994, of $10,816,526. The $165,287 decrease during the first nine months was due to principal pay downs of $165,287. The Partnership had $12,202,865 of outstanding debt at September 30, 1994.

In September 1995, the Partnership had two loans which came due. The first loan in the amount of $5,816,082 is secured by a first mortgage on Town Center, Heritage Square and Broadway Medical Center. The second mortgage on these properties in the amount of $628,361 also came due in September 1995. Management has received a six month extension from the lender on these loans with an option to extend for an additional six months.

Results of Operations

As of September 30, 1995 and 1994, the occupancy percentages for the Fund's properties were as follows: Broadway Medical Center, 75% and 100%, Marco Town Center Mall, 87% and 88%, Heritage Square Shopping Center, 92% and 97%, Manatee West Shopping Center, 68% and 95%, and Pinebrook Commons, 97% and 80%.

For the nine months ended September 30, 1995, rental income decreased $203,659 as compared to the same period one year ago.
The decrease in rental income was attributed to Broadway Center decreasing $10,044, Laurel Medical Center decreasing $78,279, Marco Town Center Mall decreasing $55,579, Manatee West decreasing $121,511, Heritage Square increasing $6,680 and Pinebrook Commons increasing $55,074.

For the nine months ended September 30, 1995, interest income increased by $2,206. Rental revenue increases were attributable to increases in the CPI, rent escalator clauses and additional tenants occupying the spaces. Broadway Medical, Town Center and Manatee West's rent decreases were due to vacancies occurring in those centers. The rental decrease at Laurel Medical Center was due to the Partnership not owning this property in 1995, whereas the Partnership owned the property in the first six months of 1994.

Property expenses increased by $1,010 from a year ago due to the following factors: maintenance costs and insurance claims increased primarily at Town Center and Pinebrook Commons. These increases were partially offset by the costs of Laurel Center which were not incurred in 1995 and reductions in bad debt expenses at Heritage Square and Manatee West.

Real estate taxes have decreased to reflect anticipated assessments for the year and the decrease due to Laurel Center not belonging to the Partnership portfolio.

Interest expense has decreased $37,145 for the nine month period ended September 30, 1995, as compared to a year ago. This decrease is due to the partnership's debt decreasing from $10,816,526 at December 31, 1994, to $10,651,239 as of September 30, 1995. The
partnership also did not make mortgage payments on the Laurel Medical Center loan in the nine months of 1995. The partnership's debt as of September 30, 1994, was $12,202,865.

Depreciation and amortization have decreased $41,476 due to Laurel Medical Center not belonging to the Partnership portfolio.

During the first quarter of 1993, Tandy Corporation closed their 9,900 square foot McDuff's Electronics store located in Pinebrook Commons Shopping Center. This is a result of their corporate decision to close approximately 100 stores. Management and Tandy have agreed to settle the outstanding future rental obligation, with Tandy agreeing to pay 15 months rent in order to terminate their lease obligations. The amount of the settlement was $114,468. The lender on the property, Allstate Life Insurance Company, has agreed to this settlement. These funds have been placed into escrow to fund future capital improvements, pay leasing commissions and for future loan payments. As of September, the amount remaining in escrow is $40,136.

Management had released the entire 9,900 square foot McDuff's space. The last space was built out in the third quarter of 1995 and the tenant has occupied their space. The fund has requested the remaining escrow money be released by the lender.

For the three months ended September 30, 1995, rental income decreased $62,155 as compared to the same period one year ago. The decrease in rental income was attributed to Broadway Medical Center decreasing $4,623, Laurel Medical Center increasing $3,426, Town Center Shopping Center decreasing $64,244, Manatee West Shopping Center decreasing $21,231, Heritage Square Shopping Center increasing $18,421 and Pinebrook Commons Shopping Center increasing $6,096.

Total expenses for the three months ended September 30, 1995, have decreased by $18,404 primarily due to the Partnership owning one less property in 1995.

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

            None


ITEM 5.     OTHER MATERIALLY IMPORTANT EVENTS

            None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (A) EXHIBITS

                99-1 First mortgage loan extension secured by
                     Town Center, Heritage Square and Broadway
                     Medical Center between NationsBank and
                     Florida Income Fund II, L.P.

                99-2 Second mortgage loan extension secured by
                     Town Center, Heritage Square and Broadway
                     Medical Center between NationsBank and
                     Florida Income Fund II, L.P.

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



                     FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                     MARINER CAPITAL MANAGEMENT, INC.
                     MANAGING GENERAL PARTNER
                     (Registrant)





            11/6/95  Lawrence A. Raimondi
                     President and Director, and CEO
                     Mariner Capital Management, Inc.
                     (Principal Executive Officer)
                     (SIGNATURE)





            11/6/95  Michael J. Scullion
                     Secretary/Treasurer
                     Mariner Capital Management, Inc.
                     (Principal Financial and
                      Accounting Officer)
                     (SIGNATURE)