Form 10-K405
period 1995-12-31
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1996-04-01
CIK 790986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1995

Commission File Number:

     33-04345

Exact name of Registrant as specified in its charter:

     Florida Income Fund II, Limited Partnership

State or other Jurisdiction of incorporation or organization:

     Ohio

I.R.S. Employer Identification Number:

     33-1168320

Address of Principal Executive Offices:

     12800 University Drive, Ste 675
     Fort Myers, FL 33907

Registrant's Telephone Number, including Area Code:

     (941) 481-2011

Securities registered pursuant to Section 12(b) of the Act:

     None

Securities registered pursuant to Section 12(g) of the Act:

     None

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                   FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                                FORM 10-K - 1995
                       CONTENTS AND CROSS REFERENCE INDEX

PART     ITEM                                                          FORM 10-K
 NO.      NO.                    DESCRIPTION                            PAGE NO.
- ----     ----                    -----------                           ---------

I        1       Business                                                      3

         2       Properties                                                4 - 8

         3       Legal Proceedings                                             8

         4       Submission of Matters to a Vote of
                 Security Holders                                              8

II       5       Market for Registrant's Partnership
                 Equity and Related Partner Matters                            9

         6       Selected Financial Data                                       9

         7       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations           10 - 13

         8       Financial Statements and Supplementary Data             13 - 29

         9       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                       30

III      10      Directors and Executive Officers of
                 the Registrant                                          30 - 32

         11      Executive Compensation                                       33

         12      Security Ownership of Certain Beneficial
                 Owners and Management                                        34

         13      Certain Relationships and Related Party
                 Transactions                                                 34

IV       14      Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                      35

                 Signatures                                                   36

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS - Florida Income Fund II, Limited Partnership, (the Partnership) is an Ohio Limited Partnership formed as of March 26, 1986, for the purpose of investing in a diversified portfolio of income-producing commercial and residential real estate properties primarily located in Southwest Florida. The Partnership's primary objectives are to preserve and protect the Partnership's original capital, provide distributable cash, a portion of which may constitute nontaxable income, obtain capital appreciation through increases in value of Partnership properties, build equity through reductions of mortgage indebtedness and realize capital gains from the sale of Partnership properties.

There can be no assurance that these objectives will be achieved. The achievement of these objectives depends on many factors, including principally the ability of the Managing General Partner to select suitable properties at favorable prices (completed) and the successful management of those properties. The General Partners of the Partnership are Mariner Capital Management, Inc., a Florida corporation (Managing General Partner or Mariner) and MCD Real Estate, Inc., an Ohio corporation. For further information see Item 10. The primary market is Southwest Florida. The intent was to invest in several properties in order to achieve a measure of diversification. The Partnership's original intent was to hold these properties as long-term investments. The Managing General Partner has chosen to invest primarily in Southwest Florida because of its experience in dealing in real estate in this area. Southwest Florida offers, in management's opinion, a competitive but growing economic base in which to meet its performance objectives.

The Partnership commenced a $15,000,000 offering of limited partnership interest (the Units) at $1,000 per unit (15,000 total units) on June 13, 1986, pursuant to a registration statement on Form S-11 under the Securities Act of 1933 (Reg. No. 33-04345) (Registration Statement). McDonald and Company Securities, Inc., an affiliate of MCD Real Estate, Inc., Janney Montgomery Scott, Inc. and J. J.
B. Hilliard, W. L. Lyons, Inc., acted as the managing dealers of the offering. The Prospectus filed pursuant to Rule 424(B) and 424(C) under the Securities Act of 1933 (the Prospectus) was supplemented on August 7, 1986, November 20, 1986, January 12, 1987 and March 23, 1987. The Prospectus and supplements are incorporated herein by reference to the extent necessary or appropriate. Pursuant to the terms of the offering, there was a right to offer for sale an additional 5,000 units. The Partnership sold a total of $10,655,000 (10,655 units) to the public.

The Partnership itself has no executive officers as employees. The Managing General Partner, which has responsibility for the management of the Partnership, has assigned certain individuals to devote as much time to the operations of the Partnership as deemed necessary. All these individuals serve the Partnership on a part-time basis. The Managing General Partner is a General Partner in other publicly and privately offered limited partnerships, some having the same or similar investment objectives as the Partnership.

ITEM 2. PROPERTIES

The Partnership has purchased six properties. Broadway Medical Center and Laurel Center, which are located in Fort Myers, Florida, were purchased on December 15, 1986. In 1987, the Partnership purchased two additional properties. Town Centre Shopping Center, located in Marco Island, Florida was purchased on April 9, 1987, and Manatee West Shopping Center, located in Bradenton, Florida was purchased on November 4, 1987. Heritage Square Shopping Center, located in Marco Island, Florida was purchased on March 11, 1988, and Pinebrook Commons, located in Bradenton, Florida was purchased on August 3, 1988. A brief description of these properties and the terms of the purchases by the Partnership follows:

     BROADWAY MEDICAL CENTER - Broadway Medical Center is a medical office building located in Lee County, Florida consisting of approximately 15,300 square feet of net leasable area situated on 2.23 acres of land. The building was constructed in 1975.

     Broadway Medical Center is located at the Southwest corner of Broadway and Carroll Road, just west of U.S. 41 and East of Fowler Avenue. This location is between Lee Memorial Hospital and Southwest Regional Medical Center.

     The Partnership acquired the Broadway Medical Center property on December 15, 1986. The Partnership has capitalized the following costs associated with acquisition of Broadway Medical Center:

            Contract Purchase Price                          $1,257,500
            Acquisition Fee                                      62,875
            Appraisal Fee                                         3,000
            Survey Fee                                            1,479
                                                             ----------
                                                             $1,324,854
                                                             ==========

     The terms of the purchase were $844,416 cash and a first mortgage of $480,438. When purchased, the property was 100% occupied. At year end 1995 and 1994 the property was 100% occupied.

     The first mortgage was paid off on September 6, 1990, with proceeds obtained from a $6,000,000 consolidation loan, collateralized by Broadway Medical, Town Center Mall and Heritage Square which bears an interest rate of Prime +1%.

     LAUREL CENTER - The Laurel Center is a 2,300 square foot medical center on 1.95 acres of land that was acquired in 1986. The Partnership capitalized the following costs associated with the acquisition:

            Contract Purchase Price                          $1,657,500
            Acquisition Fee                                      82,875
            Closing Costs                                         4,885
                                                             ----------
                                                             $1,745,260
                                                             ==========

     The property was deeded to the lender in lieu of foreclosure in 1994. A non-recourse loan in the amount of $1,337,812 was forgiven by the lender and no further liability exists on the part of the Partnership or its General Partner. The Partnership recorded a loss of $87,150. See 8-K which was filed in December 1994.

     The above action was taken in response to a declining rental market in the Fort Myers Central Avenue area. The subject neighborhood has been declining and losing many of the long term medical office tenants to newer buildings located in more desirable areas of Lee County. This has resulted in a high supply of vacant space versus very low demand which has in turn led to reduced rental rates. The General Partner was of the opinion that the problem is long term and felt economically prudent to deed the property to the lender to eliminate the negative cash flow being generated by the property.

     The General Partner believes that the conditions that affected Laurel Center are isolated and will have no effect on other partnership properties.

     TOWN CENTER - Town Center is a retail shopping center consisting of four buildings totalling approximately 101,000 square feet of net leasable area situated on 10.12 acres of land. The age of the buildings range from 9 to 23 years. Town Center is located on Collier Boulevard, the main thoroughfare, on Marco Island.

     The Partnership acquired Town Center on April 9, 1987. The Partnership has capitalized the following costs associated with the acquisition of Town Center Shopping Center.

            Contract Purchase Price                          $7,343,400
            Acquisition Fee                                     220,300
            Roof Inspection                                         602
            Closing Costs                                        30,212
            Less:  Guaranteed Rent                             (190,000)
                                                             ----------
                                                             $7,404,514
                                                             ==========

     The terms of the purchase were $3,364,302 cash and an interest only mortgage of $4,200,000 at 9% for seven months, provided by the seller. The purchase agreement contained a $190,000 rent guarantee to cover vacant space. The temporary seller financing was paid off in September 1987, when permanent financing was secured with a financial institution. This loan was paid off on September 6, 1990, (see discussion of consolidation loan under Broadway Medical).

     When purchased, the center was 75% occupied. As of December 31, 1995 and 1994, the property was 82% and 90% occupied. The 82% figure for 1995 includes a 20,000 sq. ft. grocery store which has vacated, however, the lessee is obligated under the lease to pay rent through 2005. Negotiations are under way to replace that tenant with a national grocer.

     The partnership has entered into a contract to sell Town Center to an unrelated third party for a price in excess of the carrying value of the property. A $100,000 non refundable deposit has been received by the partnership. The sale is scheduled to occur in the second quarter of 1996, however, there can be no assurance that the transaction will be completed.

     MANATEE WEST SHOPPING CENTER - Manatee West is a shopping center consisting of two separate buildings consisting of approximately 46,600 square feet located in Bradenton, Florida. The property is located on 6.95 acres at Manatee Avenue West (SR-64) and 75th Street West. Manatee Avenue West is a major east-west artery through Manatee County with connecting access to Interstate-75.

     The Partnership acquired Manatee West on November 4, 1987. The Partnership has capitalized the following costs associated with the acquisition of Manatee West Shopping Center.

            Purchase Price                                   $3,500,000
            Acquisition Fee                                     175,000
            Closing Costs - Escrow Assumed                       19,611
            Less:  Guaranteed Rent                             (200,000)
                                                             ----------
                                                             $3,494,611
                                                             ==========

     The terms of the purchase were cash of $1,689,393 and the assumption of the existing mortgage of $1,985,607. The purchase agreement contained a $200,000 rent guarantee to cover the vacant space. The rent guarantee has been received.

     At the time of acquisition, the Partnership assumed a first mortgage held by a life insurance company with a fixed rate of 11 3/8%, a 30 year amortization and a maturity date of February 1, 1993, in the amount of $1,916,215. The loan has been renegotiated at a rate of 9% with payments of $19,615, plus escrow of taxes and hazard insurance over a term of 177 months. The loan was extended for three years, until February 1, 1996. Discussions are underway with the lender to allow a partial payment of the loan with an extension of the maturity date.

     The property was 71% and 78% occupied at December 31, 1995 and 1994.

     HERITAGE SQUARE SHOPPING CENTER - Heritage Square is an office/retail plaza consisting of 26,600 square feet located directly across the street from Town Center on Marco Island, Florida.

     The Partnership acquired Heritage Square on March 11, 1988. The Partnership has capitalized the following costs associated with the acquisition of Heritage Square.

            Purchase Price                                   $1,600,000
            Acquisition Fee                                      80,000
            Appraisal                                             5,000
            Title Insurance                                       2,955
            Attorney Fees                                         2,750
            Survey                                                2,350
            Other Capitalized Costs                               1,742
            Less:  Guaranteed Rent                              (30,000)
                                                             ----------
                                                             $1,664,797
                                                             ==========

     The terms of the purchase were all cash. When purchased the property was 65% occupied. The purchase agreement contained a $30,000 rent guarantee to cover vacant space. The rent guarantee has been received. As of December 31, 1995 and 1994, the property was 93% and 92% occupied.

     The Partnership encumbered this property with a loan from a financial institution of up to $500,000 that was paid off with refinance proceeds (see Broadway Medical).

     The Partnership sold Heritage Square to Heritage Square Real Estate, L.L.C. on January 16, 1996 at a price of $1,950,000. An 8-K was filed with the U.S. Securities and Exchange Commission describing this transaction in detail. The filing date of this 8-K was 1/30/96. Closing costs totaled $97,690 which included a selling commission of $83,500 paid to an independent third party.

     From the closing proceeds, the partnership paid in full a loan from NationsBank with an approximate principal balance of $594,000 plus accrued interest. That loan was secured by a second mortgage on three properties known as Heritage Square, Broadway Medical Center and Town Center. The partnership also intends to use additional closing proceeds in the approximate amount of $1,200,000 to make a prepayment against additional partnership debt which matures later in 1996 and is secured by the Manatee West Shopping Center.

     PINEBROOK COMMONS - Pinebrook Commons is a 33,334 square foot retail shopping center located on approximately 4.95 acres of land. The center is five years old and is located in Bradenton, Florida.

     The Partnership acquired Pinebrook Commons on August 3, 1988. The Partnership has capitalized the following costs associated with the acquisition of Pinebrook Commons:

            Contract Purchase Price                          $3,190,000
            Acquisition Fee                                      84,350
            Audit                                                 5,000
            Survey, Inspection Appraisal                          6,630
                                                             ----------
                                                             $3,285,980
                                                             ==========

     The terms of the purchase were $735,480 cash and a first mortgage of $2,550,000 obtained from a life insurance company. The current interest rate is 8.75% with monthly payments of $20,060 and a balloon payment at maturity on August 1, 1998.

     The loan can not be prepaid before August 1, 1996, and after that the prepayment penalty is 2% in year 4 and 1% in year 5.

     Pinebrook Commons is adjoined with Frank's Nursery, a national chain. Frank's Nursery was not included in the purchase, however, it acts as an excellent anchor and it pays 32.4% of certain common area expenses associated with operating the property.

     When purchased, the property was 97% occupied. As of December 31, 1995 and 1994, the property was 97% and 94% occupied.


ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to nor is any of the Partnership's property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS'S PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The units are not traded on any public market and it is not contemplated for these units to be traded on any public market in the future. As of December 31, 1995, there were 622 Limited Partners.

The Partnership commenced paying quarterly cash distributions in January 1987. During 1995, 1994 and 1993, the total cash distributions were $224,316, $504,711 and $829,939, respectively. Distributions were not made in 1986, except for escrow interest, because the Partnership was still raising money and had not invested in commercial real estate until December 1986. The Partnership intends to distribute operating cash produced by the Partnership on a quarterly basis in 1996 and the upcoming years.

ITEM 6. SELECTED FINANCIAL DATA

                                                 1995          1994          1993         1992          1991
                                              ---------    -----------   -----------   -----------   -----------
Operating revenues (including
interest of $4,103, $2,168, $8,199,
$11,780, $15,570 for 1995, 1994,
1993, 1992, and 1991)                         2,793,966    $ 3,219,726   $ 3,552,989   $ 3,325,846   $ 3,170,602

Net income                                       15,672        263,783       433,495       330,161       195,628

Net income per weighted average
Limited Partnership unit                           1.39          23.52         38.65         29.44         17.44

Total assets                                 16,428,940     16,923,891    18,709,023    19,454,467    19,403,121

Mortgages and notes payable                  10,596,357     10,816,526    12,375,950    12,868,246    12,202,648

Distributions to Limited Partners               213,100        479,475       788,442       889,714       788,245

Distributions per Limited
Partnership unit                                  20.00          45.00         74.00         83.50         73.98

Partners' equity                              5,447,049      5,685,693     5,926,621     6,323,065     6,929,444

Book value per Limited
Partnership unit                                 530.34         548.94        570.43        605.77        659.84

Also, refer to Item #8 and the audited Financial Statements referred to herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY - The principal sources of the Partnership's liquidity are income on commercial real estate purchased for the Partnership's portfolio (as described in Results of Operations), and the cash reserves held in interest-bearing accounts.

The Managing General Partner has prepared sales packages on all of the properties and has offered all of the properties for sale. The properties are offered for sale above their current carrying value. A sale of all or some of the properties would increase cash to the Partnership, however, future cash flow from operations would decline due to any property sales.

On January 16, 1996, the partnership sold Heritage Square Shopping Center for $1,950,000. The sale produced net proceeds of $1,852,000. From that amount, approximately $594,000 was used to pay off a loan which was collateralized by a second mortgage on Town Center, Heritage Square and Broadway Medical. The remaining funds will be used to pay down additional debt.

The partnership has a loan from a life insurance company in the approximate amount of $1,700,000 which is due on April 1, 1996. It is collateralized by a first mortgage on Manatee West. The general partner is negotiating with the lender to permit a partial payment of approximately $1,200,000 to reduce the loan balance to $500,000 with an extension of the maturity date until June 1, 1996. The general partner has received verbal approval of the loan modification from the lender's servicing agent and expects to formally extend the loan. Management believes that proceeds from the sale of Town Center will be available to fully pay off the remaining balance due June 1, 1996.

The partnership has a loan in the approximate amount of $5,787,000 which is due on September 6, 1996. It is collateralized by a mortgage on Town Center and Broadway Medical. The plan is to pay this loan from proceeds to be received from the sale of Town Center which is currently under contract as discussed in item 2 hereof. In the event that this sale does not close, management is confident that it can find alternative financing due to the low ratio of the loan balance to the properties' value.

If the sale of the Town Center does not occur, management believes that distribution levels will be similar to 1995. However the sale of the property would result in reductions in partnership debt and an increase in capital distributions to the limited partners. It would also result in a reduction in partnership assets and revenues which would have a negative effect on future distributions.

CAPITAL RESOURCES - As of December 31, 1995, the Partnership had $147,521 in cash and interest-bearing deposits.

Land and buildings (net of accumulated depreciation of $4,048,938) were carried at $15,984,294.

The Partnership paid $143,400 for capital improvements in 1995. Factors that could effect the level of capital expenditures are unexpected vacancies, unanticipated capital improvements and general property conditions.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994

During the years ended December 31, 1995 and 1994 the Partnership's principal sources of revenue were rental income of $2,269,729 and $2,609,123, and expense reimbursements from tenants of $520,134 and $608,435. Total revenue decreased by $339,392 due to the following conditions:

Broadway Medical decreased $9,734, Laurel Medical Center decreased $76,689, Pinebrook Commons increased $39,538, Town Center decreased $47,827, Heritage Square decreased $1,029 and Manatee West decreased $112,355. Broadway Medical's rent decrease was due to a vacancy occurring in the center. Laurel Medical Center rent decreased because 1994 included four months of operations whereas 1995 had no activity. Pinebrook Commons rent increased due to an increase in occupancy. Town Center's revenue decreased due to vacancies during 1995. Heritage Square's revenue decreased slightly due to a tenant vacating the center for part of 1995. The space has been re-leased. Manatee West decreased in 1995 because of higher vacancy.

Income recognized from deferred rent changed from an increase in income in 1994 of $68,592 to a reduction in income of $62,706. The decrease in income recognized from deferred rent for 1995 was attributed to charges in the deferred rent balance of the following properties: Broadway Medical decreased $17,057, Town Center decreased $2,261, Heritage Square decreased $29,939, Manatee West decreased $14,134 and Pinebrook Commons increased $685.

Broadway Medical decreased due to the long term leases coming to maturity, Town Center decreased due to vacancies occuring in the center, Heritage Square decreased due to a vacancy occurring in the center, Manatee West decreased due to vacancies in the center and Pinebrook increased due to a new lease being signed.

Tenant reimbursements have decreased $88,301 from 1995 to 1994. Town Center was down $58,698 and Manatee West decreased $35,900.

Interest income increased 1,935.

Property operating expenses have increased $62,568 due to Broadway decreased $6,021, Laurel Center decreased $1,557, Heritage Square decreased $1,751 and Pinebrook Commons increased $15,626.

Depreciation expense decreased $56,320 due to Laurel Center and also due to fixed assets being fully depreciated in 1995.

Interest expense decreased $27,373 due to principal pay down of the Partnership's debt by $220,169. The Partnership's outstanding debt decreased from $10,816,526 at December 31, 1994, to $10,596,357 at December 31, 1995. This
reduction was due to normal principal amortization during the year.

Property taxes decreased $39,250 due to Laurel Center not being in the portfolio and closely monitoring real estate tax assessments on other properties.

Bad Debt expense declined from 1994. Management continues to closely monitor all tenants in order to reduce this further.

The abandoned property expense of $87,150 from 1994 is a one time loss associated with Laurel Medical Center.

Management is uncertain as to the 1996 operating results because of its intent to dispose of its properties.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1994 AND 1993

During the years ended December 31, 1994 and 1993, the Partnership's principal sources of revenue were rental income of $2,609,123 and $2,897,522, interest income of $2,168 and $8,199 and expense reimbursements from tenants of $608,435 and $647,268. Total revenue decreased by $288,399 due to the following conditions:

Broadway Medical increased $8,496, Laurel Medical Center decreased $165,422, Pinebrook Commons decreased $65,332, Town Center decreased $45,823, Heritage Square decreased $33,361 and Manatee West increased $13,043. Broadway Medical's rent increase was due to stated rent increases in the leases. Laurel Medical Center rent decreased because 1994 only included four months of operations whereas 1993 included twelve months. Pinebrook Commons rent decreased due to the remaining rent guarantee being recognized as income at December 31, 1993. That amount was $50,624. The remaining decrease at Pinebrook was due to vacancy which occurred in 1994. Town Center's revenue decreased due to vacancies during 1994. Heritage Square's revenue decreased due to a tenant vacating the center for part of 1994. The space has been re-leased. Manatee West increased in 1994 because of higher occupancy.

Income recognized from deferred rent increased $68,592 in 1994. The increase in income recognized from deferred rent for 1994 was attributed to changes in the deferred rent balance of the following properties: Broadway Medical decreased $12,007, Laurel Medical Center decreased $11,063, Town Center increased $56,881, Heritage Square increased $34,022, Manatee West decreased $2,206, and Pinebrook Commons increased $2,963.

Broadway Medical decreased due to the long term leases coming to maturity, Laurel Medical Center decreased due to the property being deeded back to the lender in 1994, Town Center increased due to new leases being signed and long term leasess being in the early portion of their lease, Heritage Square increased due to a new lease being signed in 1994 on previously vacant space, Manatee West decreased due to leases nearing expiration and Pinebrook Commons increased due to new leases in 1994 and leases being in the early part of their lease life.

Reimbursement has decreased $38,833 from 1994 to 1993. The decrease is primarily at two properties. Town Center was down $30,251 and Heritage Square decreased $7,824. These properties were down due to vacancies that did not occur in 1993.

Interest income decreased due to lower interest rates and lower funds invested.

Property operating expenses have decreased $38,571 due to operating Laurel Center for four months in 1994 as compared to twelve months in 1993.

Depreciation expense decreased $12,894 due to Laurel Center and also due to fixed assets being fully depreciated in 1994.

Interest expense decreased $144,793 due to Laurel Center only having interest charged for 4 months in 1994. The savings as compared to 1993 was $98,992. The remaining difference was due to pay down of the principal on the Partnership's outstanding debt. The Partnership's outstanding debt decreased from $12,375,950 at December 31, 1993, to $10,816,526 at December 31, 1994. This reduction was due to the Laurel Center loan reduction of $1,342,727 and $216,697 of principal reduction during the year.

Property taxes decreased $6,976 due to Laurel Center and closely monitoring real estate tax assessments on other properties.

Bad Debt expense declined from 1993. Management continues to closely monitor all tenants in order to reduce this further.

The abandoned property expense of $87,150 is a one time loss associated with Laurel Medical Center.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1993 AND 1992

During the years ended December 31, 1993 and 1992 the Partnership's principal sources of revenue were rental income of $2,897,522 and $2,713,879, interest income of $8,199 and $11,780 and expense reimbursements from tenants of $647,268 and $600,187. Increases in revenue for 1993 were partially offset by increases in property operating expenses, depreciation, property taxes and bad debt expense. Interest expense decreased due to the $300,000 line of credit being paid off and also due to a decrease in notes payable as a result of monthly principal payments.

The Partnership generated net income of $336,372 and $330,161 for 1993 and 1992, respectively, that was allocated 95% to the Limited Partners and 5% to the General Partners, as provided in the Partnership Agreement.

INFLATION - At the present time, inflation and changing prices have not had a significant impact on operations, however the impact on future operations is not currently determinable.

CHANGING RETAIL CONDITIONS - The Florida retail market continues to be highly competitive with the trend toward super stores among the giant retailers. Management expects this trend to continue into the next decade.

These super stores offer most of the products that are offered by the small retailers. They are able to do so at highly competitive prices which has driven many of the smaller retailers out of business or forced them to seek rent relief in order to stay in business. This competition has also begun to hurt the larger retailers, the most notable being K-Mart which is experiencing significant financial difficulties.

This trend has had a negative effect on both occupancies and rental rates at properties such as those held by the Fund. Management has had to compete with other properties for dwindling supply of small retailers. Management expects this trend to continue but believes that this negative effect has bottomed out since few competing properties have been built over the past few years while the economy has strengthened.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Independent Accountants dated February 19, 1996, the Balance Sheets of the Partnership as of December 31, 1995 and 1994 and the Statements of Income, Statements of Partner's Capital and Statements of Cash Flows of the Partnership for each of the three years in the period ended December 31, 1995, as well as the Notes to Financial Statements and Schedule III and the Report of Independent Accountants there on, dated February 19, 1996, are set forth herein:

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Florida Income Fund II, Limited Partnership

We have audited the accompanying balance sheets of Florida Income Fund II, Limited Partnership, as of December 31, 1995 and 1994, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Income Fund II, Limited Partnership, as of December 31, 1995, and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.









                                      COOPERS & LYBRAND L.L.P.

Fort Myers, Florida
February 19, 1996

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
BALANCE SHEETS
December 31, 1995 and 1994


                        ASSETS                                                             1995                1994
                        ------                                                             ----                ----
CURRENT ASSETS
 Cash and cash equivalents, including restricted cash of $3,232
  and $43,285 at December 31, 1995 and 1994, respectively                              $   147,521         $    93,321
 Accounts receivable, trade, net of allowance for doubtful accounts
  of $38,181 and $23,535 for 1995 and 1994, respectively                                    65,238              87,049
 Notes receivable                                                                           52,854              88,719
 Prepaid expenses and other                                                                132,608             195,815
                                                                                ------------------- -------------------
  Total current assets                                                                     398,221             464,904
                                                                                ------------------- -------------------
RENTAL PROPERTIES, net                                                                  15,984,294          16,375,160
                                                                                ------------------- -------------------
INTANGIBLE ASSETS
 Deferred loan costs, net                                                                   46,425              83,827
                                                                                ------------------- -------------------
      Total assets                                                                     $16,428,940         $16,923,891
                                                                                =================== ===================


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Current maturities of notes and mortgages payable                                   $ 8,116,010         $ 6,606,330
   Accounts payable, trade                                                                  86,330             104,702
   Accrued expenses                                                                         86,724             120,374
   Customer and security deposits                                                          182,480             196,596
                                                                                ------------------- -------------------
      Total current liabilities                                                          8,471,544           7,028,002
                                                                                ------------------- -------------------
NOTES AND MORTGAGES PAYABLE, less current
   maturities                                                                            2,480,347           4,210,196
                                                                                ------------------- -------------------
PARTNERS' CAPITAL
   General partners deficiency                                                            (173,745)           (163,312)
   Limited partners, 15,000 limited partnership units authorized;
        10,655 issued and outstanding in 1995 and 1994                                   5,650,794           5,849,005
                                                                                ------------------- -------------------
      Total partners' capital                                                            5,477,049           5,685,693
                                                                                ------------------- -------------------
      Total liabilities and partners' capital                                   $       16,428,940  $       16,923,891
                                                                                =================== ===================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
STATEMENTS OF INCOME
years ended December 31, 1995, 1994 and 1993



                                                                        1995             1994              1993
                                                                        ----             ----              ----
Revenues
   Rental income                                                 $     2,269,729   $     2,609,123   $      2,897,522
   Tenant reimbursements                                                 520,134           608,435            647,268
   Interest income                                                         4,103             2,168              8,199
                                                                 ----------------  ----------------  -----------------
                                                                       2,793,966         3,219,726          3,552,989
                                                                 ----------------  ----------------  -----------------
Expenses
   Property operating expenses                                           909,202           846,634            885,205
   Interest expense                                                    1,089,115         1,116,488          1,261,281
   Depreciation                                                          534,266           590,586            603,480
   Property taxes                                                        214,362           253,612            260,588
   Bad debt expense                                                       31,349            61,473            108,940
   Abandoned property expense                                                  0            87,150                  0
                                                                 ----------------  ----------------  -----------------
                                                                       2,778,294         2,955,943          3,119,494
                                                                 ----------------  ----------------  -----------------
      Net income                                                 $        15,672   $       263,783   $        433,495
                                                                 ================  ================  =================
Net income allocated to general partners                         $           783   $        13,189   $         21,675
                                                                 ================  ================  =================
Net income allocated to limited partners                         $        14,889   $       250,594   $        411,820
                                                                 ================  ================  =================
Net income per limited partner unit                              $          1.39   $         23.52   $          38.65
                                                                 ================  ================  =================
Distributions per limited parnter unit                           $         20.00   $         45.00   $          74.00
                                                                 ================  ================  =================
Weighted average limited partner units outstanding                        10,655            10,655             10,655
                                                                 ================  ================  =================
RM80


The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
years ended December 31, 1995, 1994, and 1993



                                                                       GENERAL           LIMITED
                                                                       PARTNERS          PARTNERS             TOTAL
                                                                   ----------------  ----------------  ----------------
Balances, January 1, 1993                                          $     (131,443)   $     6,454,508   $     6,323,065

   Cash distributions                                                     (41,497)         (788,442)         (829,939)

   Net income                                                               21,675           411,820           433,495
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1993                                              (151,265)         6,077,886         5,926,621

   Cash distributions                                                     (25,236)         (479,475)         (504,711)

   Net income                                                               13,189           250,594           263,783
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1994                                              (163,312)         5,849,005         5,685,693

   Cash distributions                                                     (11,216)         (213,100)         (224,316)

   Net income                                                                  783            14,889            15,672
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1995                                        $     (173,745)   $     5,650,794   $     5,477,049
                                                                   ================  ================  ================


The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
years ended December 31, 1995, 1994 and 1993

RM132
                                                                        1995              1994              1993
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $        15,672   $       263,783   $       433,495
   Adjustments to reconcile net income to net cash
        provided by operating activities
      Depreciation                                                         534,266           590,586           603,480
      Amortization of loan costs                                            74,372            78,090            63,867
      Abandoned property expense                                                 0            87,150                 0
      (Increase) decrease in:
        Accounts receivable, net                                            21,811           (33,657)           36,503
        Notes receivable                                                    35,865           (17,494)          (42,726)
        Prepaid expenses and other                                          63,207           (82,484)           31,399
      Increase (decrease) in:
        Accounts payable and accrued expenses                              (52,022)           19,344           137,521
        Customer and security deposits                                     (14,116)           (4,124)            5,775
                                                                   ----------------  ----------------  ----------------
        Net cash provided by operating activities                          679,055           901,194         1,269,314
                                                                   ----------------  ----------------  ----------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Improvements to rental properties                                      (143,400)         (174,037)         (323,950)
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes and mortgages payable                      (220,169)         (216,697)         (492,296)
   Loan origination fees paid                                              (36,970)           (4,004)         (116,041)
   Partner distributions paid                                             (224,316)         (504,711)         (829,939)
                                                                   ----------------  ----------------  ----------------
        Net cash used in financing activities                             (481,455)         (725,412)       (1,438,276)
                                                                   ----------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                        54,200             1,745          (492,912)

Cash and cash equivalents at beginning of year                              93,321            91,576           584,488
                                                                   ----------------  ----------------  ----------------
Cash and cash equivalents at end of year                           $       147,521   $        93,321   $        91,576
                                                                   ================  ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
   Cash paid during the year for interest on borrowings            $     1,089,310   $     1,116,770   $     1,197,414
                                                                   ================  ================  ================

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Building and Improvements net of accumulated depreciation and land in the amount of $1,428,878 were exchanged for forgiveness of a mortage payable in the amount of $1,342,727 during 1994.


The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       ORGANIZATION

          Florida Income Fund II, Limited Partnership (the Partnership) was formed on March 26, 1986, by the filing of a Certificate and Agreement of Limited Partnership (Partnership Agreement) under the laws of the State of Ohio. The general partners, MCD Real Estate, Inc. (MCD) and Mariner Capital Management, Inc. (MCM), also the managing general partner, contributed $20,000 and the initial limited partner contributed $5,000 in the initial capitalization of the Partnership. The Partnership was formed for the purpose of investing in a diversified portfolio of income-producing commercial and residential real estate properties located in Florida.

          The Partnership owned Heritage Square, Manatee West, Pinebrook Commons, Town Center (four retail shopping centers), Laurel Center and Broadway Medical Center (two medical complexes). During 1994, the Partnership deeded the Laurel Medical Center assets and assigned all rents to Ohio National Life Insurance Company in lieu of foreclosure and full satisfaction of the loan outstanding on the property in the amount of $1,342,727. In September 1995, the Partnership entered into a contract to sell Towne Center and in January 1996 sold Heritage Square (See Notes 2 and 7).

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A summary of the significant accounting policies of the Partnership follows:

          RENTAL INCOME: The Partnership leases space in its retail centers. These leases range from one to 15 years and include provisions for minimum rent increases at stated amounts or the Consumer Price Index. Rental income is recognized by amortizing the total contract minimum rent on a straight-line basis over the life of the lease. The difference between rental income recognized and actual rental receipts is accumulated as deferred rent incentives and included as prepaid expenses and other in the accompanying balance sheets.

          ALLOCATION OF NET INCOME: In accordance with the Partnership Agreement, net income (loss), prior to recoupment (as defined in the prospectus) of the partners' original capital investment, is allocated five percent (5%) to the general partners and ninety-five percent (95%) to the limited partners as a class. Subsequent to recoupment, income (loss) is allocated twenty percent (20%) to the general partners and eighty percent (80%) to the limited partners as a class.

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          RENTAL PROPERTIES: In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In assessing recoverability, estimates of future cash flows expected to result from the use of the asset and its eventual disposition should be used. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized based on the value of the asset. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995 with earlier application encouraged. Management has reviewed its property holdings and believes no impairment exists at December 31, 1995.

          Depreciation is computed principally under the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are included in operating expenses and improvements are capitalized.

          Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation are removed from the accounts and the difference between the carrying value and any proceeds realized on sale is included in the determination of net income.

          TENANT REIMBURSEMENTS: Common area maintenance, property tax and utilities expenses for the rental properties are reimbursed to the fund through tenant assessments. These costs are included in property operating expenses and property tax expense.

          DEFERRED LOAN COSTS: Loan costs incurred from financing and refinancing the various property acquisitions have been capitalized at cost and are being amortized over the lives of the related loans. Amortization of loan costs is included with interest expense in the income statements.

          INCOME TAXES: The accompanying financial statements do not show a provision or liability for Federal or State income taxes because the partners are taxed individually on their share of Partnership earnings.

          PER UNIT INCOME: Per unit income is based on the weighted average number of units outstanding for the years ended December 31, 1995, 1994 and 1993.

          CASH EQUIVALENTS: For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Partnership disclose estimated fair values of financial instruments. The recorded value for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The fair value of the Partnership's short- and long-term notes and mortgages payable at December 31, 1995, based upon market rates, approximates the amounts disclosed in Footnote 4.

          MANAGEMENT'S USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



2.     RENTAL PROPERTIES:

       Rental properties consisted of the following at December 31:

                                                                                            1995              1994
                                                                                     ----------------  ----------------
        Land                                                                         $     7,185,362   $     7,185,362
        Buildings and improvements                                                        12,847,870        12,704,472
                                                                                     ----------------  ----------------
                                                                                          20,033,232        19,889,834
        Accumulated depreciation                                                          (4,048,938)       (3,514,674)
                                                                                     ----------------  ----------------
                                                                                     $    15,984,294   $    16,375,160
                                                                                     ================  ================
RM80

       Management listed all of its properties for sale and, as disclosed in
       Note 7, sold Heritage Square on January 16, 1996. In addition, management has entered into a contract to sell Town Center for a price in excess of the property's carrying value. A $100,000 non-refundable deposit has been received. The carrying values of the Heritage Square and Town Center were $1,521,790 and $7,333,515, respectively, at December 31, 1995.

       Depreciation expense was $534,266, $590,586 and $603,480 for the periods ended December 31, 1995, 1994 and 1993, respectively.

       Based on the Partnership's noncancelable leases with terms in excess of one year in existence at December 31, 1995, future minimum annual rentals from these leases over the next five years, and in the aggregate, will be approximately as follows:

              1996                                 $     2,031,895
              1997                                       1,744,086
              1998                                       1,159,254
              1999                                         730,435
              2000                                         579,531
              Thereafter                                 1,073,241
                                                  ----------------
                                                   $     7,318,442
                                                  ================


3.     INTANGIBLE ASSETS:

       Intangible assets at December 31 are as follows:

                                                                                           1995              1994
                                                                                     ----------------  ----------------
        Deferred loan costs                                                          $        98,132   $       256,544
        Accumulated amortization                                                             (51,707)         (172,717)
                                                                                     ----------------  ----------------
                                                                                     $        46,425   $        83,827
                                                                                     ================  ================

       Additions to deferred loan costs relate to modifications of note terms and other refinancing transactions during the years ended December 31, 1995 and 1994. Certain loan costs became fully amortized during the years ended December 31, 1995 and 1994 and, therefore, were written off. Amortization expense was $74,372 and $58,949 for the periods ending December 31, 1995 and 1994, respectively.

4.     NOTES AND MORTGAGES PAYABLE:

       Notes and mortgages payable consisted of the following at December 31:

                                                                                            1995              1994
                                                                                     ----------------  ----------------
        Notes and mortgages payable to banks:

           Mortgage payable with monthly payments of $4,561 plus
              interest at prime plus 1%, principal balloon payment of
              approximately $5,750,000 due September 1996, prime
              rate at December 31, 1995 was 8.5%                                     $     5,786,979   $     5,850,201

           Mortgage payable with monthly payments of $4,978 plus
              interest at prime plus 1%, principal balloon payment of
              approximately $560,000 due september 1996, prime
              rate at December 31, 1995 was 8.5%                                             599,613           657,657

        Mortgages payable to life insurance companies:

           Monthly payments of $19,615, including interest at 9%, principal balloon payment of approximately $1,694,000 due April
              1996                                                                         1,706,954         1,785,118

           Monthly payments of $20,061 including interest at 8.75%,
              principal balloon payment of approximately $2,442,320
              due August 1998                                                              2,502,811         2,523,550
                                                                                     ----------------  ----------------
                                                                                          10,596,357        10,816,526
           Less current maturities                                                        (8,116,010)       (6,606,330)
                                                                                     ----------------  ----------------
                                                                                     $     2,480,347   $     4,210,196
                                                                                     ================  ================

       Notes and mortgages payable are scheduled to mature approximately as follows:

              1997                              $        24,510
              1998                                    2,455,837
                                                ----------------
                                                $     2,480,347
                                                ================

       All rental properties are pledged as collateral for notes and mortgages payable, as well as rents and receivables related to Pinebrook Commons. See Note 6 regarding additional collateral pledged for the Pinebrook Commons mortgage.

       During 1994, the Partnership deeded Laurel Medical Center's assets, with an original cost of $1,869,063 and a net book value of $1,429,878 on the date of the transaction, together with assigned rents, to Ohio National Life Insurance Company in full satisfaction of the loan outstanding on the property in the amount of $1,337,812. The transfer resulted in net abandoned property expense of $87,150, which is recorded separately with the statement of income for 1994.

5.     RELATED PARTY TRANSACTIONS:

       The Partnership participated in the following related party transactions:

          The general partners and their affiliates are entitled to receive compensation for leasing and managing the properties in an amount not to exceed 6% of gross revenues produced by commercial Partnership properties. For the years ending December 31, 1995, 1994 and 1993, the general partners and their affiliates received fees of $175,411, $180,427 and $207,619, respectively.

          The general partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees and officers of a general partner or its affiliates) directly attributable to the operation of the Partnership which could have been performed by independent parties. Expenses amounting to $259,916, $295,941 and $275,877 were incurred during the periods ending December 31, 1995, 1994 and 1993, respectively, of which $13,375, $28,752 and $36,921 were included in accounts payable for the years ending December 31, 1995, 1994, and 1993, respectively.


6.     RESTRICTED CASH:

       Pursuant to an agreement between the Partnership and one of its insurance company lenders, the Partnership deposited approximately $114,500 into escrow resulting from the settlement of a major tenant's early lease termination in 1993.

       The escrow account, in compliance with the terms of the agreement, was managed by the lender's servicing agent. The escrow balance is applied to tenant improvements, leasing commissions and debt service related to the vacated space, as governed by the agreement. During 1995 and 1994, the lender released approximately $40,100 and $10,500, respectively, to the Partnership, which is included in Partnership rental income. The restricted balance related to the escrowed lease settlement was $0 and $40,100 at December 31, 1995 and 1994, respectively.

       Certain tenants have required security deposits be maintained in a restricted account not available to the Partnership for operating activities. Restricted security deposit balances were $3,232 and $3,185 for December 31, 1995 and 1994, respectively.


7.     SUBSEQUENT EVENT:

       The Partnership sold Heritage Square on January 16, 1996 at a price of $1,950,000. The carrying value of the property was $1,521,790 at December 31, 1995. Selling expenses totaled $97,690, resulting in a gain of approximately $330,000. Closing proceeds of approximately $594,000 were used to pay the remaining principal on the mortgage.

REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the financial statements of Florida Income Fund II, Limited Partnership, is included on page 14 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 35 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                COOPERS & LYBRAND L.L.P.




Fort Myers, Florida
February 19, 1996

                   FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                                   SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER, 31, 1995

  COL. A                   COL. B             COL. C                  COL. D                          COL. E

                                                                 COST CAPITALIZED               GROSS AMT AT WHICH
                                           INITIAL COST            SUBSEQUENT TO                 CARRIED AT CLOSE
                                          TO PARTNERSHIP            ACQUISITION                       OF PERIOD
                                          --------------         ----------------               ------------------

                                                    BLDGS. &                 CARRYING                 BLDGS &
DESCRIPTION          ENCUMBRANCES       LAND     IMPROVEMENTS  IMPROVEMENTS   COSTS       LAND      IMPROVEMENTS      TOTAL
- -----------          ------------       ----     ------------  ------------  --------     ----      ------------      -----
Broadway Medical (1)
Center
Ft. Myers, FL          $   554,995  $  450,450    $  874,404    $   76,657     $-0-    $  450,450   $   951,061    $ 1,401,511

Town Centre (1)
Retail Shop. Ctr.
Marco Is., FL          $ 5,260,636  $3,157,662    $4,246,852    $1,865,675     $-0-    $3,157,662   $ 6,112,527    $ 9,270,189

Heritage Square (1)
Office/Retail
Marco Isl., FL         $   570,961  $  736,000    $  928,797    $  296,332     $-0-    $  736,000   $ 1,225,129    $ 1,961,129

Pinebrook Commons
Retail Shop. Ctr.
Bradenton, FL          $ 2,502,811  $1,196,250    $2,089,730    $   83,146     $-0-    $1,196,250   $ 2,172,876    $ 3,369,126

Manatee West
Retail Shop. Ctr.
Bradenton, FL          $ 1,706,954  $1,645,000    $1,849,611    $  536,666     $-0-    $1,645,000   $ 2,386,277    $ 4,031,277
                       -----------  ----------    ----------   -----------     ----    ----------   -----------    -----------
TOTALS                 $10,596,357  $7,185,362    $9,989,394    $2,858,476     $-0-    $7,185,362   $12,847,870    $20,033,232
                       ===========  ==========    ==========    ==========     ====    ==========   ===========    ===========

  COL. A                   COL. F         COL. G       COL. H       COL. I

                                                                 LIFE IN WHICH
                                                                DEPRECIATION IN
                                                                 LATEST INCOME
                         ACCUMULATED      DATE OF       DATE     STATEMENT IS
DESCRIPTION              DEPRECIATION  CONSTRUCTION   ACQUIRED     COMPUTED
- -----------              ------------  ------------   --------  ---------------
Broadway Medical (1)
Center
Ft. Myers, FL             $  293,954       1975       12/15/86     30 years

Town Centre (1)
Retail Shop. Ctr.                          1970-
Marco Is., FL             $1,936,674       1986       04/09/87     30 years

Heritage Square (1)
Office/Retail
Marco Isl., FL            $  439,339       1979       03/11/88     30 years

Pinebrook Commons
Retail Shop. Ctr.
Bradenton, FL             $  542,586       1987       08/03/88     30 years

Manatee West
Retail Shop. Ctr.
Bradenton, FL             $  836,385       1984       11/04/87     30 years
                          ----------
TOTALS                    $4,048,938
                          ==========

SEE ACCOMPANYING NOTES TO SCHEDULE III

(1) = $6,386,952 - first and second mortgages collateralized by these properties.

                   FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1995
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

Balance as of 12/31/92                                              $21,242,220

    Additions During 1993:

         Acquisitions through foreclosures        $        0
         Other Acquisitions                                0
         Improvements, etc.                          323,950
         Other                                             0        $   323,950
                                                  ----------        -----------
Balance as of 12/31/93                                              $21,566,170

    Additions During 1994:

         Acquisitions through foreclosures        $        0
         Other Acquisitions                          174,037
         Improvements, etc.                                0
         Other                                             0            174,037
                                                  ----------        -----------
    Deductions During 1994:

         Cost of real estate sold                 $        0
         Other cost of real estate
         deeded to lender                          1,850,373         (1,850,373)
                                                  ----------        -----------
Balance as of 12/31/94                                              $19,889,834

    Additions During 1995:

         Acquisitions through foreclosures        $        0
         Other Acquisitions                          143,398
         Improvements, etc.                                0
         Other                                             0            143,398
                                                  ----------        -----------
Balance as of 12/31/95:                                             $20,033,232
                                                                    ===========

                   FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1995
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

Balance as of 12/31/92                                             $2,741,104

    Depreciation expense for 1993                 $ 603,480           603,480
                                                  ---------        ----------
Balance as of 12/31/93                                             $3,344,584

    Accumulated depreciation on
    disposal of fixed assets                       (420,496)

    Depreciation expense for 1994                 $ 590,586           170,090
                                                  ---------        ----------
Balance as of 12/31/94                                             $3,514,674

    Depreciation expense for 1995                 $ 534,264           534,264
                                                  ---------        ----------
Balance as of 12/31/95                                             $4,048,938
                                                                   ==========

                   FLORIDA INCOME FUND II LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1995
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

(A) The aggregate cost of land and buildings is the same for Federal Income Tax purposes, except for Town Centre, Manatee West and Heritage Square. The guaranteed rent received of $190,000, $200,000 and $30,000, respectively, is considered taxable income, whereas these amounts are accounted for as basis reductions for financial statement reporting purposes.

(B) Included in the acquisitions of 1988, 1987 and 1986 are $164,350, $395,300 and $145,750 of acquisition fees and expenses paid to the General Partner in connection with acquiring the properties.

(C)       See Note 1 to the Financial Statements for depreciation method.

(D) See Note 4 to the Financial Statements for further information on debt obligations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (A) AND (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Partnership, as an entity, does not have any directors or officers. The Managing General Partner is Mariner Capital Management, Inc. (located at 12800 University Dr., Ste. 675, Fort Myers, Florida 33907), a Florida corporation formed for the purpose of becoming the general partner in limited partnerships formed principally to invest in real estate. The Managing General Partner is a wholly owned subsidiary of The Mariner Group, Inc., an Ohio corporation (referred to herein as "Mariner Group"). The executive officers/directors of the Managing General Partner as of December 31, 1994 were as follows: Robert M. Taylor, Timothy R. Bogott, Lawrence A. Raimondi and Michael J. Scullion.

Each of the officers named above, except Michael J. Scullion, has served as an officer of the Mariner Capital Management, Inc., since its incorporation on July 11, 1983. Michael J. Scullion replaced Richard S. McKinlay as a
Secretary/Treasurer as of September 1, 1987.

MCD Real Estate, Inc. (locate at 2100 Society Building, Cleveland, Ohio 44114) (referred to herein as "MCD") is a Co-General Partner. MCD is an Ohio corporation and a wholly owned subsidiary of McDonald & Company Securities, Inc., the Managing Dealer of the offering. McDonald & Company Securities, an Ohio corporation, is a wholly owned subsidiary of McDonald & Company Investments, Inc., a publicly-traded Delaware corporation listed on the New York Stock Exchange. MCD was formed in February of 1981 for the principal purpose of becoming the general partner of limited partnerships formed to provide equity financing for various real estate projects. The directors and officers of MCD as of December 31, 1994, were as follows: James C. Redinger, Thomas M. O'Donnell, Richard R. Cundiff, and Gordon A. Price.

         (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         Not applicable

         (D) FAMILY RELATIONSHIP

         Not applicable

         (E) BUSINESS EXPERIENCE

         ROBERT M. TAYLOR: Age 54, is Chairman of the Board and a Director of the Managing General Partner. He founded Mariner Group in 1971 and served as its President until his election as Chairman and Chief Executive Officer of Mariner Group in 1979. He also serves as an officer or director of various other Affiliates of Mariner Group. Mr. Taylor is a Director of Acme-Cleveland Corporation, Cleveland, Ohio, a manufacturer of machine tools; Barnett Bank of Fort Myers, Fort Myers, Florida; MIL- COM Electronics Corporation, San Antonio, Texas; Florida Council of 100; the Fort Myers Chamber of Commerce, and Chairman of the Business Development Corporation of Southwest Florida, Fort Myers, Florida. Since 1971, Mr. Taylor has directed the completion of over 30 real estate developments in Lee County, Florida. Prior to 1971, Mr. Taylor was a management consultant employed by McKinsey & Company, Inc., Cleveland, Ohio.

         TIMOTHY R. BOGOTT: Age 49, is a Director and the former President of the Managing General Partner. He was involved in all aspects of the organization and management of Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III until January 1994 when he became President of South Seas Resorts Company. He joined Mariner Group in 1976 and has held the positions of Project Manager and Director of Administration and Secretary/Treasurer. Prior to 1976, Mr. Bogott was employed as an Assistant Vice President of Palmetto Federal Savings and Loan Association, Fort Myers, Florida (1974-1976) and held various management positions with the First National Bank of Fort Myers (1970-1974). Mr. Bogott was elected Secretary/Treasurer of Mariner Group in 1979 and Vice President -Finance in 1983. Mr. Bogott is also President of Mariner Capital Investment Corporation and is an officer or director of various other Affiliates of Mariner Group.

         LAWRENCE RAIMONDI: Age 48, is President and Director of the Managing General Partner. He became President in January 1994 after serving as Executive Vice President in charge of property acquisitions and financing of partnership debt. He was involved in all property acquisitions for Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III. He joined Mariner Group in 1981 and served as Director of Project Finance until joining the general partner. He was employed in the Real Estate Department of Mellon Bank from 1969 to 1981 in various capacities with his most recent position being a Commercial Mortgage Officer.

         MICHAEL SCULLION: Age 40 is the Secretary/Treasurer of the Managing General Partner. Mr. Scullion has been a Certified Public Accountant since 1981. He is a member of the American Institute of Certified Public Accounts (AICPA), and a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Scullion joined Mariner Group in 1983. Mr. Scullion was employed by Coopers & Lybrand, CPA's (1980-1983) prior to that time.

         JAMES C. REDINGER: Age 59. Mr. Redinger joined McDonald & Company (a partnership that transferred all of its assets to McDonald & Company Securities, Inc.) in March 1974, becoming a partner in 1977, working in the area of corporate underwriting and syndication of real estate and oil and gas ventures. He has had extensive experience in site selection, cost projections of both commercial and residential real estate projects and the syndication of such projects through limited partnerships. Mr. Redinger has served as Chairman of the District Nine Committee of the National Association of Securities Dealers, Inc., is a Vice President and a Director of MCD Oil and Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc., a Director of McDonald & Company Securities, Inc., and a Managing Director of McDonald & Company Securities, Inc.

         THOMAS M. O'DONNELL: Age 60. Mr. O'Donnell joined McDonald & Company in 1965 in the Corporate Finance Department. Mr. O'Donnell became a partner of McDonald & Company in 1968 and has been a member of its Policy Committee since 1971. Mr. O'Donnell is a Chartered Financial Analyst and a member of the Cleveland Society of Security Analysts. Mr. O'Donnell is a director of Seaway Food Town, Inc., Maumee, Ohio, a grocery retailer. Mr. O'Donnell is Chief Executive Officer and Chairman of the Board of McDonald & Company Investments, Inc., Chief Executive Officer and Chairman of the Board of McDonald, which operates an insurance agency; a Director of MCD Oil & Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc.; and a Director of McDonald Financial Services.

         RICHARD R. CUNDIFF, III: Age 36. Mr. Cundiff joined McDonald & Company in December 1982 and has assisted in the development of the Real Estate and Specialty Finance Department. Specializing in real estate and oil and gas investment banking, his responsibilities include structuring, marketing and monitoring investments in these particular areas. Mr. Cundiff is a First Vice President of McDonald & Company.

         GORDON A. PRICE: Age 48. Mr. Price has been a Managing Director and Chief Financial Officer of McDonald since April 1987. Prior thereto he was Senior Vice President and Assistant Treasurer of McDonald. Mr. Price is also an officer and director of various other affiliates of MCD.

         (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         No director or officer of the Managing General Partner was involved in any event during the past five years which would be responsive to this question.

ITEM 11. EXECUTIVE COMPENSATION

         (A) CURRENT REMUNERATION OF GENERAL PARTNERS, THEIR DIRECTORS AND OFFICERS

         No direct remuneration was paid or payable by the Partnership for the period ended December 31, 1995, to directors or officers of the General Partners.

         In accordance with the Partnership Agreement, net income or loss, prior to recoupment or the partner's original capital investment, is allocated five percent (5%) to the General Partners and ninety-five percent (95%) to the Limited Partners as a class. Subsequent to recoupment, income or loss is allocated twenty percent (20%) to the general partners and eighty percent (80%) to the limited partners as a class.

         The General Partners and their affiliates are entitled to reimbursement of the actual cost to the General Partners or their affiliates of goods, materials and services used for or by the Partnership and obtained from unaffiliated entities and also the cost of services performed by officers and employees of the General Partners and their affiliates which could be performed directly for the Partnership by independent parties. Expenses amounting to $259,916, $295,941 and $275,877 have been charged for the years ending December 31, 1995, 1994 and 1993, of which $13,375 and $28,752 were included in accounts payable at December, 31, 1995, and 1994, respectively. A portion of this amount is for the payment of insurance premiums which are collected by Mariner Group, Inc. (for all Mariner affiliates) and paid to the carrier on behalf of Florida Income Fund
         II. The balance is for reimbursement for on- site property management personnel and for reimbursement of other costs for services performed by the general partner or affiliates which the Partnership would be required to pay to third parties for comparable services in the same geographical location

         The General Partners and their affiliates are entitled to receive compensation for leasing and management fees in an amount not to exceed 5% of gross revenues from residential partnership properties or 6% of gross revenues produced by commercial partnership properties. Management fees totalling $244,651, $180,427 and $207,619 were paid to the Managing General Partner or its affiliates for the years ending December 31, 1995, 1994 and 1993, respectively.

         (B) PROPOSED REMUNERATION

         Except for the payment of acquisition fees and the allocation of net income or loss as described above, the Partnership has no ongoing plan or arrangement to compensate the persons and entities named above. However, the Managing General Partner or its affiliates may receive leasing and management fees in connection with the management of the Partnership's properties, subject to the limitations described herein below.

         The Managing General Partner or its affiliates are entitled to receive property management fees not to exceed 6% of the gross revenues from commercial properties and 5% from residential properties. Other expenses attributable to the operation of the Partnership may be reimbursed to the General Partners or affiliates of the Managing General Partner.

         The Managing General Partner or its affiliates are entitled to one half of the commissions paid as a result of the sale of Partnership properties based on property sales prices, in an amount not to exceed 3% of such prices and subordinated to the right of the Limited Partners to receive aggregate cash distributions from the Partnership equal to their adjusted capital contribution plus the applicable preference amount.

         (C) REMUNERATION OF DIRECTORS

         None.

         (D) OPTIONS, WARRANTS AND RIGHTS

         The Registrant has granted no options, warrants or rights.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to be the beneficial owner of over 5% of the outstanding Partnership units. For information on net income or loss allocation see Item 11. (A).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Note 5, Related Party Transactions in Notes to the Financial Statements, on page 24 in Item 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) 1. FINANCIAL STATEMENT SCHEDULES

         The following Financial Statement Schedules of the Partnership are included in Part II, Item 8:

                                                                           PAGE
                                                                           ----
                 Report of Independent Accountants                           14

                 Balance Sheets as of December 31, 1995 and 1994             15

                 Statements of Income for the years ended
                 December 31, 1995, 1994 and 1993                            16

                 Statements of Partners' Capital for the years
                 ended December 31, 1995, 1994 and 1993                      17

                 Statements of Cash Flows for the years ended
                 December 31, 1995, 1994 and 1993                            18

                 Notes to Financial Statements                          19 - 24

                 Report of Independent Accountants on Schedule III           25

                 Schedule III Real Estate and Accumulated Depreciation  26 - 29

                 Schedules Omitted:

                 Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statement and Notes thereto.

          (A) 2. EXHIBITS

                 27    Financial Data Schedule (for SEC use only)

                 99    Form 8-K

          (A) 3. REPORTS ON FORM 8-K

                 None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                                (Registrant)
                                March 29, 1996

                                By: /s/ LAWRENCE A. RAIMONDI
                                    ----------------------------------------
                                    LAWRENCE A. RAIMONDI
                                    President, Director and CEO
                                    Mariner Capital Management, Inc.
                                    (Principal Executive Officer)

                                By: /s/ MICHAEL J. SCULLION
                                    ----------------------------------------
                                    MICHAEL J. SCULLION
                                    Mariner Capital Management, Inc.
                                    (Principal Financial and Accounting Officer)