Form 10-Q
period 1996-03-31
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1996-05-07
CIK 790986

FLORIDA INCOME FUND II, L.P.
                             INDEX


                                                      PAGE NO.

PART I

FINANCIAL INFORMATION

     Balance Sheets at March 31 1996
     and December 31, 1995. . . . . . . . . . . . . . . . . .2

     Statements of Income for the Three
     Months Ended March 31, 1996 and 1995 . . . . . . . . . .3

     Statements of Cash Flows for the Three
     Months Ended March 31, 1996 and 1995 . . . . . . . . . .4

     Notes to Financial Statements. . . . . . . . . . . . . .5

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . .5-7

PART II

     Other Information. . . . . . . . . . . . . . . . . . . .8

PART III

     Signatures . . . . . . . . . . . . . . . . . . . . . . .9


COVER LETTER

EXHIBIT 27 - Financial Data Schedule

                PART I - FINANCIAL INFORMATION
          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                  BALANCE SHEETS (Unaudited)

                                     March 31,     Dec. 31,
                                       1996          1995
                                     ___________   ___________
ASSETS
 CURRENT ASSETS
  Cash                                1,485,297       147,521
  A/R Trade, Net of allowance for        37,897        65,238
    doubtful accounts of $55,048
    for March 31, 1996 and $38,181
    for December 31, 1995)
  Notes Receivable                       51,086        52,854
  Prepaid Expenses and Other            165,085       132,608
                                     ___________   ___________
     Total Current Assets             1,739,365       398,221

RENTAL PROPERTIES, NET OF
ACCUMULATED DEPRECIATION OF
$3,727,907 AT MARCH 31, 1996 AND
$4,048,938 AT DECEMBER 31, 1995      14,344,196    15,984,294

INTANGIBLE ASSETS
  Deferred Loan Costs, Net               33,835        46,425
                                     __________    ___________
  TOTAL ASSETS                       16,117,396    16,428,940

LIABILITIES AND PARTNERS' CAPITAL
 CURRENT LIABILITIES
  Current Maturities of Notes
    and Mortgages Payable             7,471,576     8,116,010
  Accounts Payable                       45,223        86,330
  Accrued Expenses                       73,213        86,724
  Customer & Security Deposits          186,088       182,480
  Deposit on Sale                       100,000           -0-
                                     ___________   ___________
  TOTAL CURRENT LIABILITIES           7,876,100     8,471,544

NOTES AND MORTGAGES PAYABLE           2,487,189     2,480,347

PARTNERS' CAPITAL
  General Partners' Capital            (177,950)     (173,745)
  Limited Partners' Capital           5,570,881     5,650,794
  Net Income                            361,176           -0-
                                     ___________   ___________
  TOTAL PARTNERS' EQUITY              5,754,107     5,477,049

TOTAL LIABILITIES
AND PARTNERS' CAPITAL                16,117,396    16,428,940

See Accompanying Notes to the Financial Statements

               FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF INCOME
                               (Unaudited)


                                      For Three Months Ended
                                    03/31/96           03/31/95
                                    _________          _________

REVENUES:

Sales Proceeds                      1,950,000              -0-
Rental Income                         670,354          732,327
Interest Income                           826            1,236
                                    _________          _______
     Total Revenues                 2,621,180          733,563

EXPENSES:

Cost of Sales & Closing Costs       1,601,791              -0-
Property Operating Expenses           249,186          248,320
Real Estate Taxes                      50,571           55,089
Interest Expense                      229,131          253,236
Depreciation                          118,308          133,699
Amortization                           11,017           14,737
                                    _________          _______
     Total Expenses                 2,260,004          705,081

NET INCOME                            361,176           28,482







See accompanying Notes to the Financial Statements

                 FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                              For Three Months Ended
                                              03/31/96       03/31/95
                                              ________       ________

Cash Flows From Operating Activities:
    Net Income                                  361,176        28,483
    Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation & Amortization            129,325       148,436
         Cost of Sales                        1,521,791           -0-
         (Increase) decrease in receivables      29,109        16,294
         (Increase) decrease in prepaid
          expenses and other                    (30,904)      (31,305)
         Increase (decrease) accounts payable
          and accrued expenses                  (54,618)      (61,035)
         Increase (decrease) in customer
          and security deposits                   3,608        12,655

Net cash flow provided by operating           _________      _________
activities                                    1,959,487       113,528

Cash flows from investing activities:
    Improvements to rental properties               -0-       (87,400)
                                              __________     _________
Net cash used in investing activities               -0-       (87,400)


Cash flows from financing activities:
         Repayments of long-term borrowings    (637,592)      (56,141)
         Partner distribution paid              (84,119)      (56,079)
         Deposit on Sale                        100,000           -0-
                                              __________     _________
Net cash flows used by financing activities    (621,711)     (112,220)

Net increase (decrease) in cash               1,337,776      (86,092)

Cash at beginning of year                       147,521       93,321

Cash at March 31                              1,485,297        7,229


See accompanying Notes to the Financial Statements

          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 1996

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures necessary for fair presentation of the Partnership's financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles, as set forth in the Partnership's Form 10-K for the period ended December 31, 1995, or any other interim period. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of the interim periods presented.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 1996, and March 31, 1995, the Partnership incurred $5,130 and $47,907 in property management fees paid to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $7,800 were incurred during the first quarter of 1996. This compares to $78,863 of costs that were incurred during the first quarter of 1995.

NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1995, has been taken from the audited Financial Statements at that date.

NOTE 4 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at March 31, 1996, was $1,485,297. This compares to its cash position of $147,521 at December 31, 1995. At March 31, 1995, the Partnership's cash position, including interest bearing deposits, was $7,229.

The increase in cash between December 31, 1995, and March 31, 1996, was due primarily to cash provided by operations of $1,959,487, which includes the sale of Heritage Square Shopping Center on Marco Island as previously reported in an 8-K filed on January 26, 1996, principal repayments of $637,592 and partnership distributions paid of $84,119.

The Partnership's total investment in properties for its portfolio at March 31, 1996, was $18,072,103. This compares to its total property investment at December 31, 1995, of $20,033,232 and $19,977,233 at March 31, 1995. This decline resulted primarily from the sale of Heritage Square Shopping Center.

A pending sale of Town Center Shopping Center, scheduled for the second quarter will result in a material reduction in both partnership assets, partnership debt and partnership liquidity.

Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership's outstanding debt as of March 31, 1996, was $9,958,765. This compares to debt outstanding December 31, 1995, of $10,596,357. The $637,592 decrease during the first three months was due to principal pay downs of $637,592. The Partnership had $10,760,385 of outstanding debt at March 31, 1995.

In April 1996 the Partnership has a loan in the amount of $1,686,280 which will mature. This loan is secured by a first mortgage on Manatee West. Management is negotiating a partial paydown of approximately $1,200,000 of this loan from available cash with the balance of the loan due in June 1996. Management believes it will be successful in accomplishing this, based upon oral commitments by the lender. The remaining balance of that loan will then be paid from proceeds of the pending sale of Town Center in the second quarter.

The Partnership has a loan which comes due in September 1996 in the amount of $5,773,296. The loan is secured by a first mortgage on Town Center and Broadway Medical Center. Management intends to satisfy this obligation with the proceeds from the sale of Town Center.

Results of Operations

As of March 31, 1996, the occupancy percentages for the Fund's properties were as follows: Broadway Medical Center, 67%, Marco
Town Center Mall, 82%, Manatee West Shopping Center, 68%, and
Pinebrook Commons, 85%.

For the three months ended March 31, 1996, rental income decreased $61,973 as compared to the same period a year ago. The decrease was attributable to selling Heritage Square during the three months ended March 31, 1996, and increased vacancies in other assets as compared to the same period one year ago.

For the three months ended March 31, 1996, interest income decreased by $410.

Property expenses increased by $866 from a year ago due to increased maintenance costs primarily at Town Center and final owner expenses associated with the sale of Heritage Square.

Real estate taxes have decreased to reflect anticipated assessments for the year and the decrease due to the sale of Heritage Square.

Interest expense has decreased $24,105 for the three month period ended March 31, 1996, as compared to a year ago. This decrease is due to the partnership's debt decreasing from $10,596,357 at December 31, 1995, to $9,958,765 as of March 31, 1996. The
partnership's debt as of March 31, 1995, was $10,760,385.

Depreciation and amortization have decreased $19,111 due to some costs being fully amortized in 1995.

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



                     FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                     MARINER CAPITAL MANAGEMENT, INC.
                     MANAGING GENERAL PARTNER
                     (Registrant)





            5/6/96   Lawrence A. Raimondi
                     President and Director, and CEO
                     Mariner Capital Management, Inc.
                     (Principal Executive Officer)
                     (SIGNATURE)





            5/6/96   Joe K. Blacketer
                     Secretary/Treasurer
                     Mariner Capital Management, Inc.
                     (Principal Financial and
                      Accounting Officer)
                     (SIGNATURE)