Form 10-Q
period 1996-06-30
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1996-08-05
CIK 790986

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING JUNE 30, 1996

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

                  FLORIDA INCOME FUND II, L.P.
                              INDEX


                                                         PAGE NO.

PART I - FINANCIAL INFORMATION


     Balance Sheets at June 30 1996
     and December 31, 1995 . . . . . . . . . . . . . . . . . . .3


     Statements of Income for the Six
     Months Ended June 30, 1996 and 1995 . . . . . . . . . . . .4


     Statements of Cash Flows for the Three and Six
     Months Ended June 30, 1996 and 1995 . . . . . . . . . . . .5


     Notes to Financial Statements . . . . . . . . . . . . . . .6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . .6-8


PART II - OTHER INFORMATION

     Items 1-6 . . . . . . . . . . . . . . . . . . . . . . . . .9


PART III - SIGNATURES. . . . . . . . . . . . . . . . . . . . . 10


COVER LETTER


EXHIBIT 27 - Financial Data Schedule


EXHIBIT 99 - Form 8-K

                 PART I - FINANCIAL INFORMATION
           FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                         BALANCE SHEETS
                           (Unaudited)
                                       June 30,       Dec. 31,
                                       1996           1995
                                       ___________    ___________
ASSETS

CURRENT ASSETS
     Cash                               1,624,418        147,521
     A/R Trade, Net of allowance for       76,541         65,238
       doubtful accounts of $46,442
       for June 30, 1996 and $38,181
       for December 31, 1995)
     Notes Receivable                      38,449         52,854
     Prepaid Expenses and Other           190,806        132,608
                                       ___________    ___________
         Total Current Assets           1,930,214        398,221

RENTAL PROPERTIES, NET OF ACCUMULATED
DEPRECIATION OF $3,846,214 AT JUNE 30
1996 AND $4,048,938 AT DEC 31, 1995    14,225,889     15,984,294

INTANGIBLE ASSETS
     Deferred Loan Costs, Net              24,323         46,425
                                       __________     __________
     TOTAL ASSETS                      16,180,426     16,428,940

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
     Current Maturities of Notes
       and Mortgages Payable            7,441,311      8,116,010
     Accounts Payable                       8,124         86,330
     Accrued Expenses                     152,307         86,724
     Customer & Security Deposits         160,497        182,480
     Deposit on Sale                      130,000            -0-
                                       ___________    ___________
     TOTAL CURRENT LIABILITIES          7,892,239      8,471,544

NOTES AND MORTGAGES PAYABLE             2,479,771      2,480,347

PARTNERS' CAPITAL
     General Partners' Capital           (182,156)      (173,745)
     Limited Partners' Capital          5,490,997      5,650,794
     Net Income                           499,575            -0-
                                       ___________    ___________
     TOTAL PARTNERS' EQUITY             5,808,416      5,477,049

TOTAL LIABILITIES
AND PARTNERS' CAPITAL                  16,180,426     16,428,940

See Accompanying Notes to the Financial Statements

                FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                           STATEMENTS OF INCOME
                                (Unaudited)


                             For Three Months Ended    For Six Months Ended
                             06/30/96      06/30/95    06/30/96      06/30/95
                             ________      ________    ________      ________

REVENUES:

Sales Proceeds                   -0-           -0-     1,950,000           -0-
Rental Income                670,692       750,728     1,341,046     1,483,055
Interest Income               25,596           798        26,422         2,034
                             _______       _______     _________     _________
    Total Revenues           696,288       751,526     3,317,468     1,485,089


EXPENSES:

Cost of Sales and
    Closing Costs                -0-           -0-     1,601,791           -0-
Property Operating
    Expenses                 130,029       223,573       379,215       471,893
Real Estate Taxes             50,571        55,089       101,142       110,178
Interest Expense             249,098       253,936       478,229       507,172
Depreciation                 118,308       133,699       236,616       267,398
Amortization                   9,883        14,738        20,900        29,475
                             _______       _______     _________     _________
    Total Expenses           557,889       681,035     2,817,893     1,386,116


NET INCOME                   138,399        70,491       499,575        98,973







See accompanying Notes to the Financial Statements

                   FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  For Six Months Ended
                                                06/30/96         06/30/95
                                                __________       ________

Cash Flows From Operating Activities:
     Net Income                                    499,575         98,973
     Adjustments to reconcile net income
     to net cash provided by operations:
          Depreciation & Amortization              257,516        296,873
          Cost of Sales                          1,517,585            -0-
          (Increase) decrease in receivables         3,102       ( 20,560)
          (Increase) decrease in prepaid
           expenses and other                   (   58,198)      ( 57,064)
          Increase (decrease) accounts payable
           and accrued expenses                 (   11,422)      ( 35,231)
          Increase (decrease) in customer
           and security deposits                (   21,983)      ( 12,254)

Net cash flow provided by operating             ___________      _________
activities                                       2,186,175        270,737

Cash flows from investing activities:
     Improvements to rental properties                 -0-       (115,366)
                                                ___________      _________
Net cash used in investing activities                  -0-       (115,366)


Cash flows from financing activities:
          Repayments of long-term borrowings    (  675,275)      (111,681)
          Partner distribution paid             (  164,003)      (111,980)
          Deposit on Sale                          130,000            -0-
                                                ___________      _________
Net cash flows used by financing activities     (  709,278)      (223,661)

Net increase (decrease) in cash                 (1,476,897)      ( 68,290)

Cash at beginning of year                          147,521         93,321

Cash at June 30                                  1,624,418         25,031


See accompanying Notes to the Financial Statements

           FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1996

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 1996, and June 30, 1995, the Partnership incurred $21,328 and $41,959 in property management fees paid to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $7,800 were incurred during the second quarter of 1996. This compares to $70,603 of costs that were incurred during the second quarter of 1995.

NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1995, has been taken from the audited Financial Statements at that date.

NOTE 4 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at June 30, 1996, was $1,624,418. This compares to its cash position of $147,521 at December 31, 1995. At June 30, 1995, the Partnership's cash position, including interest bearing deposits, was $25,031.

The increase in cash between December 31, 1995, and June 30, 1996, was due primarily to cash provided by operations of $2,186,175, which includes the sale of Heritage Square Shopping Center on Marco Island as previously reported in an 8-K filed on January 26, 1996, principal repayments of $675,275 and partnership distributions paid of $164,003.

The Partnership's total investment in properties for its portfolio at June 30, 1996, was $18,072,103. This compares to its total property investment at December 31, 1995, of $20,033,232 and $20,005,200 at June 30, 1995. This decline resulted primarily from the sale of Heritage Square Shopping Center.

The sale of Town Center Shopping Center, reported in an 8-K filed
July 1, 1996 will result in a material reduction in both partnership assets, partnership debt and partnership liquidity.

Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership's outstanding debt as of June 30, 1996, was $9,921,082. This compares to debt outstanding December 31, 1995, of $10,596,357. The $675,275 decrease during the first six months was due primarily to repayment of a loan balance of $597,000 from proceeds of the sale of Heritage Square Shopping Center. The Partnership had $10,704,845 of outstanding debt at June 30, 1995.

The sale of Town Center Shopping Center occurred after June 30,
1996 and the results of that sale are not reflected on the financial data being reported herein. However, items (a) and (b) below occurred in July 1996 as a result of that sale and are considered significant.

    (a) The Partnership had a loan in the amount of $1,665,137 with a maturity date of September 1, 1996. This loan was secured by a first mortgage on Manatee West. Management satisfied this obligation with $1,200,000 of cash reserves and approximately $465,000 from the proceeds of the sale of Town Center Shopping Center.

    (b) The Partnership had a loan which came due in September 1996 in the amount of $5,764,174. The loan was secured by a first mortgage on Town Center and Broadway Medical Center. Management satisfied this obligation with the proceeds from the sale of Town
            Center.

Results of Operations

As of June 30, 1996, the occupancy percentages for the Fund's properties were as follows: Broadway Medical Center, 67%, Marco
Town Center Mall, 83%, Manatee West Shopping Center, 68%, and
Pinebrook Commons, 85%.

For the six months ended June 30, 1996, rental income decreased $142,009 as compared to the same period a year ago. The decrease was attributable to selling Heritage Square during the three months ended March 31, 1996, and increased vacancies in other assets as compared to the same period one year ago.

For the six months ended June 30, 1996, interest income increased by $24,388 compared to the same period one year ago.

Property expenses decreased by $92,678 from a year ago primarily due to the sale of Heritage Square.

Real estate taxes have decreased to reflect anticipated assessments for the year and the decrease due to the sale of Heritage Square.

Interest expense has decreased $28,943 for the six month period ended June 30, 1996, as compared to a year ago. This decrease is due to the partnership's debt decreasing from $10,596,357 at December 31, 1995, to $9,921,082 as of June 30, 1996. The
partnership's debt as of June 30, 1995, was $10,704,845.

Depreciation and amortization have decreased $39,357 due to some costs being fully amortized in 1995.

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

            None


ITEM 5.     OTHER MATERIALLY IMPORTANT EVENTS

            None


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


            (A) EXHIBITS

                27 - Financial Data Schedule
                99 - Form 8-K

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



                      FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                      MARINER CAPITAL MANAGEMENT, INC.
                      MANAGING GENERAL PARTNER
                      (Registrant)





            8/5/96    Lawrence A. Raimondi
                      President and Director, and CEO
                      Mariner Capital Management, Inc.
                      (Principal Executive Officer)
                      (SIGNATURE)





            8/5/96    Joe K. Blacketer
                      Secretary/Treasurer
                      Mariner Capital Management, Inc.
                      (Principal Financial and
                       Accounting Officer)
                      (SIGNATURE)