Form 10-Q
period 1996-09-30
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1996-10-28
CIK 790986

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING SEPTEMBER 30, 1996

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

                         FLORIDA INCOME FUND II, L.P.
                                     INDEX


                                                                      PAGE NO.
PART I

      FINANCIAL INFORMATION

      Balance Sheets at September 30 1996
      and December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . .3

      Statements of Income for the Three and Nine
      Months Ended September 30, 1996 and 1995. . . . . . . . . . . . . . . .4

      Statements of Cash Flows for the Nine
      Months Ended September 30, 1996 and 1995. . . . . . . . . . . . . . . .5

      Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . .6

      Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . . . . . . . . . .6-8

PART II

      OTHER INFORMATION

      Items 1 - 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .9


PART III

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 10


COVER PAGE


EXHIBIT 27 - Financial Data Schedule

                        PART I - FINANCIAL INFORMATION
                  FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                                BALANCE SHEETS
                                  (Unaudited)
                                                  Sept. 30,        Dec. 31,
                                                  1996             1995
                                                  ___________      ___________
ASSETS

CURRENT ASSETS
      Cash                                           315,569          147,521
      A/R Trade, Net of allowance for                 86,348           65,238
        doubtful accounts of $40,628
        for Sept 30, 1996 and $38,181
        for December 31, 1995)
      Notes Receivable                               12,348            52,854
      Prepaid Expenses and Other                    147,749           132,608
                                                  __________       __________
           Total Current Assets                     562,014           398,221

RENTAL PROPERTIES, NET OF
ACCUMULATED DEPRECIATION OF
$1,838,704 AT SEPT 30, 1996 AND
$4,048,938 AT DECEMBER 31, 1995                   6,963,710        15,984,294

INTANGIBLE ASSETS
      Deferred Loan Costs, Net                       23,431            46,425
                                                  _________        __________
      TOTAL ASSETS                                7,549,155        16,428,940

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
      Current Maturities of Notes
        and Mortgages Payable                        23,202         8,116,010
      Accounts Payable                                3,480            86,330
      Accrued Expenses                              174,598            86,724
      Customer & Security Deposits                   71,178           182,480
                                                  _________        __________
      TOTAL CURRENT LIABILITIES                     272,458         8,471,544

NOTES AND MORTGAGES PAYABLE                       2,462,852         2,480,347

PARTNERS' CAPITAL
      General Partners' Capital                    (187,203)         (173,745)
      Limited Partners' Capital                     165,648         5,650,794
      Net Income                                  4,835,400               -0-
                                                  _________        __________
      TOTAL PARTNERS' EQUITY                      4,813,845         5,477,049

TOTAL LIABILITIES
AND PARTNERS' CAPITAL                             7,549,155        16,428,940


See Accompanying Notes to the Financial Statements

                        FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                                   STATEMENTS OF INCOME
                                        (Unaudited)


                                 For Three Months Ended   For Nine Months Ended
                                 09/30/96      09/30/95   09/30/96     09/30/95
                                 ________      ________   _________    _________

REVENUES:

Sales Proceeds                   12,000,000        -0-    13,950,000         -0-
Rental Income                       268,115    664,911     1,609,161   2,147,966
Interest Income                       4,043      1,064        30,465       3,098
                                 __________    _______    __________   _________
      Total Revenues             12,272,158    665,975    15,589,626   2,151,064


EXPENSES:

Cost of Sales and
Closing Costs                     7,584,726        -0-     9,186,517         -0-
Property Operating
  Expenses                          202,412    191,348       581,627     663,241
Real Estate Taxes                    31,424     56,523       132,566     166,701
Interest Expense                     59,503    256,036       537,732     763,208
Depreciation                         55,260    133,699       291,876     401,097
Amortization                          3,008     14,737        23,908      44,212
                                 __________    _______    __________   _________
      Total Expenses              7,936,333    652,343    10,754,226   2,038,459


NET INCOME                        4,335,400     13,632     4,835,400     112,605







See accompanying Notes to the Financial Statements

                           FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                              STATEMENTS OF CASH FLOWS (Unaudited)

                                                        For Nine Months Ended
                                                      09/30/96         09/30/95
                                                      ________         ________

Cash Flows From Operating Activities:
      Net Income                                        4,835,400       112,605
      Adjustments to reconcile net income
      to net cash provided by operations:
            Depreciation & Amortization                   315,784       445,309
            Cost of Sales                               8,725,004           -0-
            (Increase) decrease in receivables             19,396      ( 25,660)
            (Increase) decrease in prepaid
              expenses and other                      (    15,141)     ( 71,008)
            Increase (decrease) accounts payable
             and accrued expenses                           5,624        29,340
            Increase (decrease) in customer
             and security deposits                    (   111,302)     (  4,582)

Net cash flow provided by operating                   ____________     _________
activities                                             13,774,765       486,004

Cash flows from investing activities:
      Improvements to rental properties                       -0-      (119,931)
                                                      ____________     _________
Net cash used in investing activities                 (   119,931)     (119,931)

Cash flows from financing activities:
            Repayments of long-term borrowings        ( 8,110,303)     (165,287)
            Partner distribution paid                 ( 5,496,414)     (168,059)
                                                      ____________     _________
Net cash flows used by financing activities           (13,606,717)     (333,346)

Net increase (decrease) in cash                           168,048        32,727

Cash at beginning of year                                 147,521        93,321
Cash at September 30                                      315,569       126,048

See accompanying Notes to the Financial Statements

                  FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended September 30, 1996, and September 30, 1995, the Partnership incurred $3,657 and $40,467 in property management fees paid to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $7,800 were incurred during the third quarter of 1996. This compares to $59,925 of costs that were incurred during the third quarter of 1995.

NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1995, has been taken from the audited Financial Statements at that date.

NOTE 4 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION - RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at September 30, 1996, was $315,569. This compares to its cash position of $147,521 at December 31, 1995. At September 30,
1995, the Partnership's cash position, including interest bearing deposits, was $126,048.

The increase in cash between December 31, 1995, and September 30, 1996, was due primarily to cash provided by operations of $13,774,765 which includes the sale of Heritage Square Shopping Center on Marco Island as previously reported in an 8-K filed on January 26, 1996 and the sale of Town Center Shopping Center which was reported in an 8-K filed July 1, 1996. Principal repayments of $8,110,303 and partnership distributions of $5,496,414 were paid.

The Partnership's total investment in properties for its portfolio at September 30, 1996, was $8,802,414. This compares to its total property investment at December 31, 1995, of $20,033,232 and $20,009,765 at September 30, 1995. This decline resulted primarily from the sale of Heritage Square Shopping Center and Town Center Shopping Center.

The sale of Town Center Shopping Center and Heritage Square
Shopping Center, both reported in an 8-K filed previously, resulted in a material reduction in both partnership assets and partnership debt.

Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership's outstanding debt as of September 30, 1996, was $2,486,054. This compares to debt outstanding December 31, 1995, of $10,596,357. The $8,110,303 decrease during the first nine months was due primarily to repayment of loan balances of $8,032,028 from proceeds of the sale of Heritage Square Shopping Center and Town Center Shopping Center. The Partnership had $10,651,239 of outstanding debt at September 30, 1995.

Results of Operations

As of September 30, 1996, the occupancy percentages for the Fund's properties were as follows: Broadway Medical Center, 67%, Manatee West Shopping Center, 68%, and Pinebrook Commons, 88%.

For the nine months ended September 30, 1996, rental income decreased $538,805 as compared to the same period a year ago. The decrease was attributable to selling Heritage Square and Town
Center Shopping Center, and increased vacancies in other assets as compared to the same period one year ago.

For the nine months ended September 30, 1996, interest income increased by $27,367 compared to the same period one year ago.

Property expenses decreased by $81,614 from a year ago primarily due to the sale of Heritage Square and Town Center Shopping Center.

Real estate taxes have decreased to reflect anticipated assessments for the year and the decrease due to the sale of Heritage Square and Town Center Shopping Center.

Interest expense has decreased $225,476 for the nine month period ended September 30, 1996, as compared to a year ago. This decrease is due to the partnership's debt decreasing from $10,596,357 at December 31, 1995, to $2,486,054 as of September 30, 1996. The partnership's debt as of September 30, 1995, was $10,651,239.

Depreciation and amortization have decreased $167,348 due to the sale of Heritage Square and Town Center.

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



                          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          MARINER CAPITAL MANAGEMENT, INC.
                          MANAGING GENERAL PARTNER
                          (Registrant)





10/28/96                  By: /s/ LAWRENCE A. RAIMONDI
                          --------------------------------
                          Lawrence A. Raimondi
                          President, Director and CEO
                          Mariner Capital Management, Inc.
                          (Principal Executive Officer)






10/28/96                  By: /s/ JOE K. BLACKETER
                          --------------------------------
                          Joe K. Blacketer
                          Secretary/Treasurer
                          Mariner Capital Management, Inc.
                          (Principal Financial and Accounting Officer)