Form 10-K405
period 1996-12-31
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1997-03-31
CIK 790986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1996

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

                   FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                                FORM 10-K - 1996
                       CONTENTS AND CROSS REFERENCE INDEX

PART     ITEM                                                        FORM 10-K
 NO.      NO.                    DESCRIPTION                          PAGE NO.
----     ----                    -----------                         ---------

I        1       Business                                                    3

         2       Properties                                              4 - 8

         3       Legal Proceedings                                           8

         4       Submission of Matters to a Vote of
                 Security Holders                                            8

II       5       Market for Registrant's Partnership
                 Equity and Related Partner Matters                          9

         6       Selected Financial Data                                     9

         7       Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         10 - 14

         8       Financial Statements and Supplementary Data           14 - 30

         9       Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                     31

III      10      Directors and Executive Officers of
                 the Registrant                                        31 - 33

         11      Executive Compensation                                     34

         12      Security Ownership of Certain Beneficial
                 Owners and Management                                      35

         13      Certain Relationships and Related Party
                 Transactions                                               35

IV       14      Exhibits, Financial Statement Schedules
                 and Reports on Form 8-K                                    36

                 Signatures                                                 37

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
                                                             ----------
                                                             $1,324,854
                                                             ==========

     The terms of the purchase were $844,416 cash and a first mortgage of $480,438. When purchased, the property was 100% occupied. At year end 1996 and 1995 the property was 67% and 100% occupied.

     The first mortgage was paid off on September 6, 1990, with proceeds obtained from a $6,000,000 consolidation loan, collateralized by Broadway Medical, Town Center Mall and Heritage Square which bears an interest rate of Prime +1%.

     The partnership has entered into a contract to sell Broadway Medical Center to an unrelated third party for a price less then the carrying value of the property. Accordingly, a loss on impairment has been recognized at December 1996. The sale is scheduled to occur in the second quarter of 1997, however, there can be no assurance that the transaction will be completed. The decision to sell the property at an amount less than the carrying value was made in response to a declining rental market in the Fort Myers Broadway Avenue area. The subject neighborhood has been declining and losing many of the long term medical office tenants to newer buildings located in more desirable areas of Lee County. This has resulted in a high supply of vacant space versus very low demand which has in turn led to reduced rental rates. The General Partner was of the opinion that the problem is long term and felt it was economically prudent to sell the property at a reduced price.

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

     When purchased, the center was 75% occupied. As of December 31, 1995 the property was 82% occupied. The 82% figure for 1995 includes a 20,000 sq. ft. grocery store which has vacated, however, the lessee is obligated under the lease to pay rent through 2005.

     The partnership entered into a contract to sell Town Center to an unrelated third party for a price in excess of the carrying value of the property. A $100,000 non refundable deposit was received by the partnership. This sale closed in the second quarter of 1996 as reported in an 8-K filed July 1, 1996.

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

     At the time of acquisition, the Partnership assumed a first mortgage held by a life insurance company with a fixed rate of 11 3/8%, a 30 year amortization and a maturity date of February 1, 1993, in the amount of $1,916,215. The loan has been renegotiated at a rate of 9% with payments of $19,615, plus escrow of taxes and hazard insurance over a term of 177 months. The loan was extended for three years, until February 1, 1996, and subsequently extended until June 1996. This loan was paid off out of the proceeds of the Town Center sale.

     The property was 67% and 71% occupied at December 31, 1996 and 1995.

     The partnership has entered into a contract to sell Manatee West to an unrelated third party at a price less than the carrying value of the property. Accordingly, a loss on impairment has been recognized at December, 1996. The sale is scheduled to close in the second quarter of 1997, however, there can be no assurance that the transaction will be completed.

     The decision to sell the property at an amount less than the carrying value was made in response to a declining rental market in the Manatee Avenue West area. The General Partner was of the opinion that the problem is long term and felt it was prudent to sell the property at a reduced price.

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
                                                             ----------
                                                             $1,664,797
                                                             ==========

     The terms of the purchase were all cash. When purchased the property was 65% occupied. The purchase agreement contained a $30,000 rent guarantee to cover vacant space. The rent guarantee has been received. As of December 31, 1995, the property was 93% occupied.

     The Partnership encumbered this property with a loan from a financial institution of up to $500,000 that was paid off with refinance proceeds (see Broadway Medical).

     The Partnership sold Heritage Square to Heritage Square Real Estate, L.L.C. on January 16, 1996. An 8-K was filed with the U.S. Securities and Exchange Commission describing this transaction in detail. The filing date of this 8-K was 1/30/96.

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

     The loan could not be prepaid before August 1, 1996, and after that the prepayment penalty is 2% in year 4 and 1% in year 5.

     Pinebrook Commons is adjoined with Frank's Nursery, a national chain. Frank's Nursery was not included in the purchase, however, it acts as an excellent anchor and it pays 32.4% of certain common area expenses associated with operating the property.

     When purchased, the property was 97% occupied. As of December 31, 1996 and 1995, the property was 88% and 97% occupied. During 1996, a loss on impairment has been recognized on Pinebrook Commons of $272,000 to reflect the current net realizable value of the property.


ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to nor is any of the Partnership's property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS'S PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The units are not traded on any public market and it is not contemplated for these units to be traded on any public market in the future. As of December 31, 1996, there were 623 Limited Partners.

The Partnership commenced paying quarterly cash distributions in January 1987. During 1996, 1995 and 1994, the total cash distributions were $5,599,869, $224,316 and $504,711, respectively. Distributions were not made in 1986, except for escrow interest, because the Partnership was still raising money and had not invested in commercial real estate until December 1986. The Partnership intends to distribute operating cash produced by the Partnership and the net proceeds from the potential property sales on a quarterly basis in 1997.

ITEM 6. SELECTED FINANCIAL DATA

                                                 1996          1995          1994         1993          1992
                                              ---------    -----------   -----------   -----------   -----------
Operating revenues (including
interest of $31,150, $4,103, $2,168,
$8,199, $11,780 for 1996, 1995,
1994, 1993, and 1992)                         $ 6,629,439  $ 2,793,966   $ 3,219,726   $ 3,552,989   $ 3,325,846

Net income                                    $ 3,052,602  $    15,672   $   263,783   $   433,495   $   330,161

Net income per weighted average
Limited Partnership unit                      $    272.17  $      1.39   $     23.52   $     38.65   $     29.44

Total assets                                  $ 5,491,967  $16,428,940   $16,923,891   $18,709,023   $19,454,467

Mortgages and notes payable                   $ 2,480,210  $10,596,357   $10,816,526   $12,375,950   $12,868,246

Distributions to Limited Partners             $ 5,581,363  $   213,100   $   479,475   $   788,442   $   889,714

Distributions per Limited
Partnership unit                              $    523.83  $     20.00   $     45.00   $     74.00   $     83.50

Partners' equity                              $ 2,929,782  $ 5,447,049   $ 5,685,693   $ 5,926,621   $ 6,323,065

Book value per Limited
Partnership unit                              $    278.69  $    530.34   $    548.94   $    570.43   $    605.77

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

On January 16, 1996, the partnership sold Heritage Square Shopping Center for $1,950,000. The sale produced net proceeds of $1,852,000. From that amount, approximately $594,000 was used to pay off a loan which was collateralized by a second mortgage on Town Center, Heritage Square and Broadway Medical. The remaining funds were used to pay down additional debt.

The partnership had a loan from a life insurance company in the approximate amount of $1,700,000 which was due on April 1, 1996. It was collateralized by a first mortgage on Manatee West. The general partner negotiated with the lender an extension of the maturity date until June 1, 1996. The proceeds from the sale of Town Center were available to fully pay off the remaining balance in June, 1996.

The partnership had a loan in the approximate amount of $5,787,000 which was due on September 6, 1996. It was collateralized by a mortgage on Town Center and Broadway Medical. This loan was paid from proceeds from the sale of Town Center.

The sale of the properties would result in reductions in partnership debt and an increase in capital distributions to the limited partners in 1997. It would also result in a reduction in partnership assets and revenues which would have a negative effect on future distributions.

CAPITAL RESOURCES - As of December 31, 1996, the Partnership had $251,866 in cash and interest-bearing deposits.

Land and buildings (net of accumulated depreciation of $1,895,885 and provision for impairment of $1,781,000) are carried at $5,128,779 at December 31, 1996.

The Partnership paid $3,750 for capital improvements in 1996. Factors that could effect the level of capital expenditures are unexpected vacancies, unanticipated capital improvements and general property conditions.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995

During the years ended December 31, 1996 and 1995 the Partnership's principal sources of revenue were rental income of $1,527,335 and $2,269,729, and expense reimbursements from tenants of $330,259 and $520,134. In 1996 the partnership also reported a gain on the sale of two rental properties in the amount of $4,740,695. Total rental revenue decreased by $742,394 due to the following conditions:

Broadway Medical decreased $7,144, Pinebrook Commons decreased $10,907, Town Center decreased $454,050, Heritage Square decreased $210,697 and Manatee West increased $27,941. Broadway Medical's and Pinebrook Commons' rent decreases were due to vacancies occurring in the centers. Town Center's and Heritage Square's revenue decreased due to sales of the properties in 1996. Manatee West increased in 1996 because of higher rates.

Tenant reimbursements have decreased $189,875 from 1996 to 1995 primarily as a result of the sales of Heritage Square and Town Center in 1996.

Interest income increased $27,047 due to proceeds of the Heritage Square sale.

Property operating expenses have decreased $284,525 primarily due to the sale of Heritage Square and Town Center.

Depreciation expense decreased $185,208 primarily due to the sale of two properties in 1996.

Interest expense decreased $490,035 due to principal pay down of the Partnership's debt by $8,116,147. The Partnership's outstanding debt decreased from $10,596,357 at December 31, 1995, to $2,480,210 at December 31, 1996. This
reduction was due to the sale of Heritage Square and Town Center.

Property taxes decreased $73,980 primarily due to the sale of two properties and closely monitoring real estate tax assessments on other properties.

Bad Debt expense increased $51,291 from 1995. Management continues to closely monitor all tenants in order to reduce this amount.

Management recognized a loss on impairment of $1,781,000 and $0 at December 31, 1996 and 1995, respectively.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Balance Sheets of the Partnership as of December 31, 1996 and 1995 and the Statements of Income, Statements of Partner's Capital and Statements of Cash Flows of the Partnership for each of the three years in the period ended December 31, 1996, as well as the Notes to Financial Statements and Schedule III and the Report of Independent Accountants there on, dated March 3, 1997, are set forth herein:

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Florida Income Fund II, Limited Partnership

We have audited the accompanying balance sheets of Florida Income Fund II, Limited Partnership, as of December 31, 1996 and 1995, and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Income Fund II, Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.









                                      COOPERS & LYBRAND L.L.P.

Fort Myers, Florida
March 3, 1997

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
BALANCE SHEETS
December 31, 1996 and 1995


                        ASSETS                                                             1996                1995
                        ------                                                             ----                ----
CURRENT ASSETS
 Cash and cash equivalents, including restricted cash of $0
  and $3,232 at December 31, 1996 and 1995, respectively                              $   251,866         $   147,521
 Accounts receivable, trade, net of allowance for doubtful accounts
  of $102,146 and $38,181 for 1996 and 1995, respectively                                  32,004              65,238
 Notes receivable                                                                          44,877              52,854
 Prepaid expenses and other                                                                14,391             132,608
                                                                                      ------------- -------------------
      Total current assets                                                                343,138             398,221
                                                                                      ------------- -------------------
RENTAL PROPERTIES, net                                                                  5,128,779          15,984,294
                                                                                      ------------- -------------------
INTANGIBLE ASSETS
 Deferred loan costs, net                                                                  20,050              46,425
                                                                                      ------------- -------------------
      Total assets                                                                    $ 5,491,967         $16,428,940
                                                                                      ============= ===================


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Current maturities of notes and mortgages payable                                  $    24,510         $ 8,116,010
   Accounts payable, trade                                                                 17,664              86,330
   Accrued expenses                                                                        10,486              86,724
   Customer and security deposits                                                          53,825             182,480
                                                                                      ------------        ------------
      Total current liabilities                                                           106,485           8,471,544
                                                                                      -------------       -------------
NOTES AND MORTGAGES PAYABLE, less current
   maturities                                                                           2,455,700           2,480,347
                                                                                      -------------       -------------
PARTNERS' CAPITAL
   General partners deficiency                                                            (39,621)           (173,745)
   Limited partners, 15,000 limited partnership units authorized;
        10,655 issued and outstanding in 1996 and 1995                                  2,969,403           5,650,794
                                                                                      -------------       -------------
      Total partners' capital                                                           2,929,782           5,477,049
                                                                                      -------------       -------------
      Total liabilities and partners' capital                                         $ 5,491,967         $16,428,940
                                                                                      =============       =============

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
STATEMENTS OF INCOME
years ended December 31, 1996, 1995 and 1994



                                                                        1996             1995              1994
                                                                        ----             ----              ----
Revenues
   Rental income                                                 $      1,527,335  $     2,269,729   $      2,609,123
   Tenant reimbursements                                                  330,259          520,134            608,435
   Interest income                                                         31,150            4,103              2,168
   Gain on sale of rental properties                                    4,740,695                0                  0
                                                                 ----------------  ----------------  -----------------
                                                                        6,629,439        2,793,966          3,219,726
                                                                 ----------------  ----------------  -----------------
Expenses
   Property operating expenses                                            624,679          909,204            846,634
   Interest expense                                                       599,080        1,089,115          1,116,488
   Depreciation                                                           349,056          534,264            590,586
   Property taxes                                                         140,382          214,362            253,612
   Bad debt expense                                                        82,640           31,349             61,473
   Loss on impairment of rental properties                              1,781,000                0                  0
   Abandoned property expense                                                   0                0             87,150
                                                                 ---------------  ---------------  -----------------
                                                                        3,576,837        2,778,294          2,955,943
                                                                 ----------------  ---------------  -----------------
      Net income                                                 $      3,052,602  $        15,672   $        263,783
                                                                 ================  ================  =================
Net income allocated to general partners                         $        152,630  $           783   $         13,189
                                                                 ================  ================  =================
Net income allocated to limited partners                         $      2,899,972  $        14,889   $        250,594
                                                                 ================  ================  =================
Net income per limited partner unit                              $         272.17  $          1.39   $          23.52
                                                                 ================  ================  =================
Distributions per limited parnter unit                           $         523.83  $         20.00   $          45.00
                                                                 ================  ================  =================
Weighted average limited partner units outstanding                         10,655           10,655             10,655
                                                                 ================  ================  =================
RM80


The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
years ended December 31, 1996, 1995, and 1994



                                                                       GENERAL           LIMITED
                                                                       PARTNERS          PARTNERS             TOTAL
                                                                   ----------------  ----------------  ----------------
Balances, January 1, 1994                                          $     (151,265)   $     6,077,886   $     5,926,621

   Cash distributions                                                     (25,236)          (479,475)         (504,711)

   Net income                                                              13,189            250,594           263,783
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1994                                              (163,312)         5,849,005         5,685,693

   Cash distributions                                                     (11,216)          (213,100)         (224,316)

   Net income                                                                 783             14,889            15,672
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1995                                              (173,745)         5,650,794         5,477,049

   Cash distributions                                                     (18,506)        (5,581,363)       (5,599,869)

   Net income                                                             152,630          2,899,972         3,052,602
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1996                                        $      (39,621)   $     2,969,403   $     2,929,782
                                                                   ================  ================  ================


The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
years ended December 31, 1996, 1995 and 1994

RM132
                                                                        1996              1995              1994
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $     3,052,602   $        15,672   $       263,783
   Adjustments to reconcile net income to net cash
        provided by operating activities
      Gain on sale of rental property                                   (4,740,695)                0                 0
      Loss on impairment of rental property                              1,781,000                 0                 0
      Depreciation                                                         349,056           534,266           590,586
      Amortization of loan costs                                            26,375            74,372            78,090
      Abandoned property expense                                                 0                 0            87,150
      (Increase) decrease in:
        Accounts receivable, net                                            33,234            21,811           (33,657)
        Notes receivable                                                     7,977            35,865           (17,494)
        Prepaid expenses and other                                         118,217            63,207           (82,484)
      Increase (decrease) in:
        Accounts payable and accrued expenses                             (144,904)          (52,022)           19,344
        Customer and security deposits                                    (128,655)          (14,116)           (4,124)
                                                                   ----------------  ----------------  ----------------
        Net cash provided by operating activities                          354,207           679,055           901,194
                                                                   ----------------  ----------------  ----------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
   Improvements to rental properties                                        (3,750)         (143,400)         (174,037)
   Proceeds from the sale of rental property                            13,469,904                 0                 0
                                                                   ----------------  ----------------  ----------------
        Net cash provided by (used in) investing activities             13,466,154          (143,400)         (174,037)
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes and mortgages payable                    (8,116,147)         (220,169)         (216,697)
   Loan origination fees paid                                                    0           (36,970)           (4,004)
   Partner distributions paid                                           (5,599,869)         (224,316)         (504,711)
                                                                   ----------------  ----------------  ----------------
        Net cash used in financing activities                          (13,716,016)         (481,455)         (725,412)
                                                                   ----------------  ----------------  ----------------
Net increase in cash and cash equivalents                                  104,345            54,200             1,745

Cash and cash equivalents at beginning of year                             147,521            93,321            91,576
                                                                   ----------------  ----------------  ----------------
Cash and cash equivalents at end of year                           $       251,866   $       147,521   $        93,321
                                                                   ================  ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
   Cash paid during the year for interest on borrowings            $       576,364   $     1,089,310   $     1,116,770
                                                                   ================  ================  ================

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Building and improvements net of accumulated depreciation and land in the amount of $1,428,878 were exchanged for forgiveness of a mortage payable in the amount of $1,342,727 during 1994.

During 1996, $450,000 of selling expenses were deducted from the proceeds of the Heritage Square and Town Center sales.

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

          The Partnership purchased Heritage Square, Manatee West, Pinebrook Commons, Town Center (four retail shopping centers), Laurel Center and Broadway Medical Center (two medical complexes). During 1994, the Partnership deeded the Laurel Medical Center assets and assigned all rents to Ohio National Life Insurance Company in lieu of foreclosure and full satisfaction of the loan outstanding on the property in the amount of $1,342,727. The Partnership sold Heritage Square in January 1996 and Town Center in June 1996. In addition, the Partnership has contracts to sell the Manatee West and Broadway Medical properties (See Note 2).

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

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          RENTAL PROPERTIES: In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In assessing recoverability, estimates of future cash flows expected to result from the use of the asset and its eventual disposition should be used. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized based on the value of the asset. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995 with earlier application encouraged. Management has reviewed the Partnership's property holdings and believes no impairment exists at December 31, 1996. A loss on impairment of the Pinebrook Commons, Manatee West and Broadway Medical properties of $272,000, $939,000 and $570,000, respectively, has been recognized in the year ended December 31, 1996.

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

          PER UNIT INCOME: Per unit income is based on the weighted average number of units outstanding for the years ended December 31, 1996, 1995 and 1994.

          CASH EQUIVALENTS: For purposes of the statement of cash flows, the Partnership considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Partnership disclose estimated fair values of financial instruments. The recorded value for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The fair value of the Partnership's short- and long-term notes and mortgages payable at December 31, 1996, based upon market rates, approximates the amounts disclosed in Footnote 4.

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



2.     RENTAL PROPERTIES:

       Rental properties consisted of the following at December 31:

                                                                                            1996              1995
                                                                                     ----------------  ----------------
        Land                                                                         $     3,291,700   $     7,185,362
        Buildings and improvements                                                         5,513,964        12,847,870
        Loss on impairment of asset                                                       (1,781,000)                0
                                                                                     ----------------  ----------------
                                                                                           7,024,664        20,033,232
        Accumulated depreciation                                                          (1,895,885)       (4,048,938)
                                                                                     ----------------  ----------------
        Rental properties, net                                                       $     5,128,779   $    15,984,294
                                                                                     ================  ================


       Management has entered into contracts to sell the Manatee West and Broadway Medical properties at prices less than each of the property's carrying value. Accordingly, an impairment loss was recognized. The carrying value was written down to the contractual sales price less selling expenses. The carrying value of the Manatee West and Broadway Medical properties were $2,150,450 and $498,703, respectively, at December 31, 1996.

       Depreciation expense was $349,056, $534,264 and $590,586 for the years ended December 31, 1996, 1995 and 1994, respectively.

       Based on the Partnership's noncancelable leases with terms in excess of one year in existence at December 31, 1996, future minimum annual rentals from these leases over the next five years, and in the aggregate, will be approximately as follows:

              1997                                 $       659,912
              1998                                         375,764
              1999                                         262,535
              2000                                         133,463
              2001                                          62,901
                                                  ----------------
                                                   $     1,494,575
                                                  ================


3.     INTANGIBLE ASSETS:

       Intangible assets at December 31 are as follows:

                                                  1996              1995
                                                  ----------------  ----------------
        Deferred loan costs                       $        60,150   $        98,132
        Accumulated amortization                          (40,100)          (51,707)
                                                  ----------------  ----------------
                                                  $        20,050   $        46,425
                                                  ================  ================

       Additions to deferred loan costs relate to modifications of note terms and other refinancing transactions during the year ended December 31, 1995. Certain loan costs became fully amortized during the years ended December 31, 1996, 1995 and, therefore, were written off. Amortization expense was $26,915, $74,372 and $58,949 for the years ending December 31, 1996, 1995 and 1994, respectively.

4.     NOTES AND MORTGAGES PAYABLE:

       Notes and mortgages payable consisted of the following at December 31:

                                                                                            1996              1995
                                                                                     ----------------  ----------------
        Notes and mortgages payable to banks:

           Mortgage payable with monthly payments of $4,561 plus
              interest at prime plus 1%, principal balloon payment of
              approximately $5,750,000 due September 1996.                           $             0   $     5,786,979

           Mortgage payable with monthly payments of $4,978 plus
              interest at prime plus 1%, principal balloon payment of
              approximately $560,000 due September 1996.                                           0           599,613

        Mortgages payable to life insurance companies:

           Monthly payments of $19,615, including interest at 9%, principal balloon payment of approximately $1,694,000 due April
              1996.                                                                                0         1,706,954

           Monthly payments of $20,061 including interest at 8.75%,
              principal balloon payment of approximately $2,442,320
              due August 1998.                                                             2,480,210         2,502,811
                                                                                     ----------------  ----------------
                                                                                           2,480,210        10,596,357
           Less current maturities                                                           (24,510)       (8,116,010)
                                                                                     ----------------  ----------------
                                                                                     $     2,455,700   $     2,480,347
                                                                                     ================  ================

       Notes and mortgages payable are scheduled to mature approximately as follows:

              1997                              $        24,510
              1998                                    2,455,700
                                                ----------------
                                                $     2,480,210
                                                ================

       Pinebrook Commons is pledged as collateral for notes and mortgages payable, as well as rents and receivables related to Pinebrook Commons. See Note 6 regarding additional collateral pledged for the Pinebrook Commons mortgage.

5.     RELATED PARTY TRANSACTIONS:

       The Partnership participated in the following related party transactions:

          The general partners and their affiliates are entitled to receive compensation for leasing and managing the properties in an amount not to exceed 6% of gross revenues produced by commercial Partnership properties. For the years ending December 31, 1996, 1995 and 1994, the general partners and their affiliates received fees of $34,769, $175,411 and $180,427, respectively.

          The general partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees and officers of a general partner or its affiliates) directly attributable to the operation of the Partnership which could have been performed by independent parties. Expenses amounting to $52,792, $259,916 and $295,941 were incurred during the years ending December 31, 1996, 1995 and 1994, respectively, of which $1,359, $13,375 and $28,752 were included in accounts payable for the years ending December 31, 1996, 1995, and 1994, respectively.


6.     RESTRICTED CASH:

       Pursuant to an agreement between the Partnership and one of its insurance company lenders, the Partnership deposited approximately $114,500 into escrow resulting from the settlement of a major tenant's early lease termination in 1993.

       The escrow account, in compliance with the terms of the agreement, was managed by the lender's servicing agent. The escrow balance is applied to tenant improvements, leasing commissions and debt service related to the vacated space, as governed by the agreement. During 1995 and 1994, the lender released approximately $40,100 and $10,500, respectively, to the Partnership, which is included in Partnership rental income. The restricted balance related to the escrowed lease settlement was $0 and $40,100 at December 31, 1996 and 1995, respectively.

       Certain tenants have required security deposits be maintained in a restricted account not available to the Partnership for operating activities. Restricted security deposit balances were $0 and $3,232 for December 31, 1996 and 1995, respectively.

REPORT OF INDEPENDENT ACCOUNTANTS


Our report on the financial statements of Florida Income Fund II, Limited Partnership, is included on page 15 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 36 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


                                                COOPERS & LYBRAND L.L.P.




Fort Myers, Florida
March 3, 1997

                                     FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                                                   SCHEDULE III
                                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER, 31, 1996

  COL. A                   COL. B             COL. C                  COL. D                          COL. E


                                                                 COST CAPITALIZED               GROSS AMT AT WHICH
                                           INITIAL COST            SUBSEQUENT TO                 CARRIED AT CLOSE
                                          TO PARTNERSHIP            ACQUISITION                       OF PERIOD
                                          --------------         ----------------               ------------------

                                                BLDGS. &      IMPROVE-   CARRYING              BLDGS &
DESCRIPTION          ENCUMBRANCES  LAND        IMPROVEMENTS   MENTS      COSTS     LAND        IMPROVEMENTS      TOTAL
-----------          ------------  ----------  ------------   ---------  --------  ----        ------------      -----
Broadway Medical
Center                                                                                                 (a)
Ft. Myers, FL        $         0  $  450,450    $  874,404    $ 76,657   $ 0       $  450,450  $   381,061      $  831,511

Pinebrook Commons
Retail Shop. Ctr.                                                                                      (b)
Bradenton, FL          2,480,210   1,196,250     2,089,730      83,146     0        1,196,250    1,900,876       3,097,126

Manatee West
Retail Shop. Ctr.                                                                                      (c)
Bradenton, FL                  0   1,645,000     1,849,611     540,416     0        1,645,000    1,451,027       3,096,027
                     -----------  ----------    ----------    --------   ----       ----------  -----------      -----------
TOTALS               $ 2,480,210  $3,291,700    $4,813,745    $700,219   $ 0       $3,291,700  $ 3,732,964      $7,024,664
                     ===========  ==========    ==========    ========   ====       ==========  ===========      ===========

  COL. A                   COL. F         COL. G       COL. H       COL. I

                                                                 LIFE IN WHICH
                                                                   DEPRECIATION IN
                                                                   LATEST INCOME
                         ACCUMULATED      DATE OF       DATE       STATEMENT IS
DESCRIPTION              DEPRECIATION  CONSTRUCTION   ACQUIRED     COMPUTED
-----------              ------------  ------------   --------  ---------------
Broadway Medical
Center
Ft. Myers, FL             $  332,808       1975       12/15/86     30 years

Pinebrook Commons
Retail Shop. Ctr.
Bradenton, FL                617,500       1987       08/03/88     30 years

Manatee West
Retail Shop. Ctr.
Bradenton, FL                945,577       1984       11/04/87     30 years
                          ----------
TOTALS                    $1,895,885
                          ==========

SEE ACCOMPANYING NOTES TO SCHEDULE III

(a) This includes a loss on impairment in the amount of $570,000 to reflect the net realizable value.

(b) This includes a loss on impairment in the amount of $272,000 to reflect the net realizable value.

(c) This includes a loss on impairment in the amount of $939,000 to reflect the net realizable value.


                   FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1996
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


Balance as of 12/31/93                                              $21,566,170

    Additions During 1994:

         Acquisitions through foreclosures        $           0
         Other Acquisitions                             174,037
         Improvements, etc.                                   0
         Other                                                0         174,037
                                                     ----------    ------------
    Deductions During 1994:

         Cost of real estate sold                             0
         Other cost of real estate
         deeded to lender                            (1,850,373)    ( 1,850,373)
                                                     ----------    ------------
Balance as of 12/31/94                                               19,889,834

    Additions During 1995:

         Acquisitions through foreclosures                    0
         Other Acquisitions                             143,398
         Improvements, etc.                                   0
         Other                                                0         143,398
                                                     ----------    ------------
Balance as of 12/31/95:                                              20,033,232

    Additions During 1996:

         Acquisitions through foreclosures                   0
         Other acquisitions                              3,750
         Improvements, etc.                                  0
         Cost of real estate sold                  (11,231,318)
         Impairment of value                       ( 1,781,000)     (13,008,568)
                                                  -------------    -------------
Balance as of 12/31/96                                             $  7,024,664
                                                                   =============

                   FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1996
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


Balance as of 12/31/93                                              $ 3,344,584

    Accumulated depreciation on
    disposal of fixed assets                      $  (420,496)

    Depreciation expense for 1994                     590,586           170,090
                                                  -----------       -----------
Balance as of 12/31/94                                                3,514,674

    Depreciation expense for 1995                     534,264           534,264
                                                  -----------       -----------
Balance as of 12/31/95                                                4,048,938

    Accumulated depreciation on
    disposal of fixed assets                       (2,502,109)

    Depreciation expense for 1996                     349,056        (2,153,053)
                                                  ------------      ------------
Balance as of 12/31/96                                              $ 1,895,885
                                                                    ============

                   FLORIDA INCOME FUND II LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1996
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

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

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (A) AND (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Partnership, as an entity, does not have any directors or officers. The Managing General Partner is Mariner Capital Management, Inc. (located at 12800 University Dr., Ste. 675, Fort Myers, Florida 33907), a Florida corporation formed for the purpose of becoming the general partner in limited partnerships formed principally to invest in real estate. The Managing General Partner is a wholly owned subsidiary of The Mariner Group, Inc., an Ohio corporation (referred to herein as "Mariner Group"). The executive officers/directors of the Managing General Partner as of December 31, 1996 were as follows: Robert M. Taylor, Timothy R. Bogott, Lawrence A. Raimondi and Joe K. Blacketer.

Each of the officers named above, except Joe K. Blacketer, has served as an officer of the Mariner Capital Management, Inc., since its incorporation on July 11, 1983. Joe K. Blacketer replaced Michael J. Scullion as a
Secretary/Treasurer as of May 1, 1996.

MCD Real Estate, Inc. (located at 800 Superior Avenue, Suite 2100, Cleveland, Ohio 44114) (referred to herein as "MCD") is a Co-General Partner. MCD is an Ohio corporation and a wholly owned subsidiary of McDonald & Company Securities, Inc., the Managing Dealer of the offering. McDonald & Company Securities, an Ohio corporation, is a wholly owned subsidiary of McDonald & Company Investments, Inc., a publicly-traded Delaware corporation listed on the New York Stock Exchange. MCD was formed in February of 1981 for the principal purpose of becoming the general partner of limited partnerships formed to provide equity financing for various real estate projects. The directors and officers of MCD as of December 31, 1995, were as follows: James
C. Redinger, Thomas M. O'Donnell and Richard R. Cundiff.

         (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         Not applicable

         (D) FAMILY RELATIONSHIP

         Not applicable

         (E) BUSINESS EXPERIENCE

         ROBERT M. TAYLOR: Age 55, is Chairman of the Board and a Director of the Managing General Partner. He founded Mariner Group in 1971 and served as its President until his election as Chairman and Chief Executive Officer of Mariner Group in 1979. He also serves as an officer or director of various other Affiliates of Mariner Group. Mr. Taylor is a Director of Acme-Cleveland Corporation, Cleveland, Ohio, a manufacturer of machine tools; Barnett Bank of Fort Myers, Fort Myers, Florida; MIL- COM Electronics Corporation, San Antonio, Texas; Florida Council of 100; the Fort Myers Chamber of Commerce, and Chairman of the Business Development Corporation of Southwest Florida, Fort Myers, Florida. Since 1971, Mr. Taylor has directed the completion of over 30 real estate developments in Lee County, Florida. Prior to 1971, Mr. Taylor was a management consultant employed by McKinsey & Company, Inc., Cleveland, Ohio.

         TIMOTHY R. BOGOTT: Age 50, is a Director and the former President of the Managing General Partner. He was involved in all aspects of the organization and management of Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III until January 1994 when he became President of South Seas Resorts Company. He joined Mariner Group in 1976 and has held the positions of Project Manager and Director of Administration and Secretary/Treasurer. Prior to 1976, Mr. Bogott was employed as an Assistant Vice President of Palmetto Federal Savings and Loan Association, Fort Myers, Florida (1974-1976) and held various management positions with the First National Bank of Fort Myers (1970-1974). Mr. Bogott was elected Secretary/Treasurer of Mariner Group in 1979 and Vice President -Finance in 1983. Mr. Bogott is also President of Mariner Capital Investment Corporation and is an officer or director of various other Affiliates of Mariner Group.

         LAWRENCE RAIMONDI: Age 49, is President and Director of the Managing General Partner. He became President in January 1994 after serving as Executive Vice President in charge of property acquisitions and financing of partnership debt. He was involved in all property acquisitions for Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III. He joined Mariner Group in 1981 and served as Director of Project Finance until joining the general partner. He was employed in the Real Estate Department of Mellon Bank from 1969 to 1981 in various capacities with his most recent position being a Commercial Mortgage Officer.

         JOE K. BLACKETER: Age 44 is the Secretary/Treasurer of the Managing General Partner. Mr. Blacketer has been a Certified Public Accountant since 1983. He is a member of the American Institute of Certified Public Accounts (AICPA), and a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Blacketer joined Mariner Group in 1983. Mr. Blacketer was employed by Coopers & Lybrand, CPA's (1979-1983) prior to that time.

         JAMES C. REDINGER: Age 60. Mr. Redinger joined McDonald & Company (a partnership that transferred all of its assets to McDonald & Company Securities, Inc.) in March 1974, becoming a partner in 1977, working in the area of corporate underwriting and syndication of real estate and oil and gas ventures. He has had extensive experience in site selection, cost projections of both commercial and residential real estate projects and the syndication of such projects through limited partnerships. Mr. Redinger has served as Chairman of the District Nine Committee of the National Association of Securities Dealers, Inc., is a Vice President and a Director of MCD Oil and Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc., a Director of McDonald & Company Securities, Inc., and a Managing Director of McDonald & Company Securities, Inc.

         THOMAS M. O'DONNELL: Age 61. Mr. O'Donnell joined McDonald & Company in 1965 in the Corporate Finance Department. Mr. O'Donnell became a partner of McDonald & Company in 1968 and has been a member of its Policy Committee since 1971. Mr. O'Donnell is a Chartered Financial Analyst and a member of the Cleveland Society of Security Analysts. Mr. O'Donnell is a director of Seaway Food Town, Inc., Maumee, Ohio, a grocery retailer. Mr. O'Donnell is Chief Executive Officer and Chairman of the Board of McDonald & Company Investments, Inc., Chief Executive Officer and Chairman of the Board of McDonald, which operates an insurance agency; a Director of MCD Oil & Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc.; and a Director of McDonald Financial Services.

         RICHARD R. CUNDIFF, III: Age 37. Mr. Cundiff joined McDonald & Company in December 1982 and has assisted in the development of the Real Estate and Specialty Finance Department. Specializing in real estate and oil and gas investment banking, his responsibilities include structuring, marketing and monitoring investments in these particular areas. Mr. Cundiff is a First Vice President of McDonald & Company.

         (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         No director or officer of the Managing General Partner was involved in any event during the past five years which would be responsive to this question.

ITEM 11. EXECUTIVE COMPENSATION

         (A) CURRENT REMUNERATION OF GENERAL PARTNERS, THEIR DIRECTORS AND OFFICERS

         No direct remuneration was paid or payable by the Partnership for the period ended December 31, 1996, to directors or officers of the General Partners.

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

         The General Partners and their affiliates are entitled to reimbursement of the actual cost to the General Partners or their affiliates of goods, materials and services used for or by the Partnership and obtained from unaffiliated entities and also the cost of services performed by officers and employees of the General Partners and their affiliates which could be performed directly for the Partnership by independent parties. Expenses amounting to $52,792, $259,916 and $295,941 have been charged for the years ending December 31, 1996, 1995 and 1994, of which $1,359 and $13,375 were included in accounts payable at December, 31, 1996, and 1995, respectively. A portion of this amount is for the payment of insurance premiums which are collected by Mariner Group, Inc. (for all Mariner affiliates) and paid to the carrier on behalf of Florida Income Fund
         II. The balance is for reimbursement for on- site property management personnel and for reimbursement of other costs for services performed by the general partner or affiliates which the Partnership would be required to pay to third parties for comparable services in the same geographical location

         The General Partners and their affiliates are entitled to receive compensation for leasing and management fees in an amount not to exceed 5% of gross revenues from residential partnership properties or 6% of gross revenues produced by commercial partnership properties. Management fees totaling $34,769, $175,411 and $180,427 were paid to the Managing General Partner or its affiliates for the years ending December 31, 1996, 1995 and 1994, respectively.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Note 5, Related Party Transactions in Notes to the Financial Statements, on page 24 in Item 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) 1. FINANCIAL STATEMENT SCHEDULES

         The following Financial Statement Schedules of the Partnership are included in Part II, Item 8:

                                                                          PAGE
                                                                          ----
                 Report of Independent Accountants                          14

                 Balance Sheets as of December 31, 1996 and 1995            15

                 Statements of Income for the years ended
                 December 31, 1996, 1995 and 1994                           16

                 Statements of Partners' Capital for the years
                 ended December 31, 1996, 1995 and 1994                     17

                 Statements of Cash Flows for the years ended
                 December 31, 1996, 1995 and 1994                           18

                 Notes to Financial Statements                         19 - 24

                 Report of Independent Accountants on Schedule III          25

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

                                By: /s/ JOE K. BLACKETER
                                    ----------------------------------------
                                    JOE K. BLACKETER
                                    Mariner Capital Management, Inc.
                                    (Principal Financial and Accounting Officer)