Form 10-Q
period 1997-03-31
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1997-05-13
CIK 790986

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING MARCH 31, 1997

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

     None

The registrant has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                    FLORIDA INCOME FUND II, L.P.
                             INDEX


                                                      PAGE NO.

PART I

FINANCIAL INFORMATION


     Balance Sheets at March 31 1997
     and December 31, 1996. . . . . . . . . . . . . . . . . .3


     Statements of Income for the Three
     Months Ended March 31, 1997 and 1996 . . . . . . . . . .4


     Statements of Cash Flows for the Three
     Months Ended March 31, 1997 and 1996 . . . . . . . . . .5


     Notes to Financial Statements. . . . . . . . . . . . . .6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . .6-8


     Other Information. . . . . . . . . . . . . . . . . . . .9


     Signatures . . . . . . . . . . . . . . . . . . . . . . 10


     Cover Page


     Exhibit 27 - Financial Data Schedule

                PART I - FINANCIAL INFORMATION
          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                        BALANCE SHEETS
                          (Unaudited)
                                      March 31,     Dec. 31,
                                      1997          1996
                                      __________    _________
ASSETS

CURRENT ASSETS
  Cash                                  236,380       251,866
  A/R Trade, Net of allowance for        65,468        32,004
    doubtful accounts of $102,146
    for March 31, 1997 and $102,146
    for December 31, 1996)
  Notes Receivable                       26,785        44,877
  Prepaid Expenses and Other             30,358        14,391
                                      _________     _________
     Total Current Assets               358,991       343,138

RENTAL PROPERTIES, NET OF
ACCUMULATED DEPRECIATION OF
$1,949,040 AT MARCH 31, 1997 AND
$1,895,885 AT DECEMBER 31, 1996       5,075,624     5,128,779

INTANGIBLE ASSETS
  Deferred Loan Costs, Net               17,043        20,050
                                      _________     _________
  TOTAL ASSETS                        5,451,658     5,491,967

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Current Maturities of Notes
    and Mortgages Payable                24,510        24,510
  Accounts Payable                       10,287        17,664
  Accrued Expenses                       36,432        10,486
  Customer & Security Deposits           53,824        53,825
  Deposit on Sale                             0             0
                                      _________     _________
  TOTAL CURRENT LIABILITIES             125,053       106,485

NOTES AND MORTGAGES PAYABLE           2,449,702     2,455,700

PARTNERS' CAPITAL
  General Partners' Capital             (39,621)      (39,621)
  Limited Partners' Capital           2,890,892     2,969,403
  Net Income                             25,632             0
                                      _________     _________
  TOTAL PARTNERS' EQUITY              2,876,903     2,929,782

TOTAL LIABILITIES
AND PARTNERS' CAPITAL                 5,451,658     5,491,967


See Accompanying Notes to the Financial Statements

               FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF INCOME
                               (Unaudited)


                                       For Three Month Ended
                                      03/31/97       03/31/96
                                      _________      _________

REVENUES:

Sales Proceeds                              0        1,950,000
Rental Income                         246,989          670,354
Interest Income                           674              826
                                      _______        _________
     Total Revenues                   247,663        2,621,180


EXPENSES:

Cost of Sales & Closing Costs               0        1,601,791
Property Operating Expenses            79,996          249,186
Real Estate Taxes                      31,662           50,571
Interest Expense                       54,211          229,131
Depreciation                           53,154          118,308
Amortization                            3,008           11,017
                                      _______        _________
     Total Expenses                   222,031        2,260,004


NET INCOME                             25,632          361,176







See accompanying Notes to the Financial Statements

                 FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                For Three Months Ended
                                                03/31/97    03/31/96
                                                ________    _________

Cash Flows From Operating Activities:
    Net Income                                   25,632       361,176
    Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation & Amortization             56,162       129,325
         Cost of Sales                                0     1,521,791
         (Increase) decrease in receivables     (15,372)       29,109
         (Increase) decrease in prepaid
          expenses and other                    (15,967)      (30,904)
         Increase (decrease) accounts payable
          and accrued expenses                   18,568       (54,618)
         Increase (decrease) in customer
          and security deposits                       0         3,608

Net cash flow provided by operating             _______     __________
activities                                       69,023     1,959,487

Cash flows from investing activities:
    Improvements to rental properties                 0             0
                                                ________    __________
Net cash used in investing activities                 0             0


Cash flows from financing activities:
         Repayments of long-term borrowings      (5,998)     (637,592)
         Partner distribution paid              (78,511)      (84,119)
         Deposit on Sale                              0       100,000
                                                ________    __________
Net cash flows used by financing activities     (84,509)     (621,711)

Net increase (decrease) in cash                 (15,486)    1,337,776

Cash at beginning of year                        251,866      147,521

Cash at March 31                                 236,380    1,485,297

See accompanying Notes to the Financial Statements

          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 1997

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures necessary for fair presentation of the Partnership's financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles, as set forth in the Partnership's Form 10-K for the period ended December 31, 1996, or any other interim period. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of the interim periods presented.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 1997, and March 31, 1996, the Partnership incurred $4,483 and $5,130 in property management fees paid to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $11,651 were incurred during the first quarter of 1997. This compares to $7,800 of costs that were incurred during the first quarter of 1996.

NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1996, has been taken from the audited Financial Statements at that date.

NOTE 4 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION RESULTS OF OPERATIONS

Liquidity

There are three pending property transactions which, if consummated, will have a material effect on the Partnership's liquidity including the possibility of a total liquidation of the Partnership within 60 to 120 days. These pending transactions are as follows:

        1. A pending contract to sell Broadway Medical Center to an unrelated third party with an anticipated closing in May, 1997. A distribution of approximately $100 per investment unit is anticipated.

        2. A pending contract to sell Manatee West Shopping Center to an unrelated third party with an anticipated closing in June, 1997. Several contingencies still exist which could cause the transaction to terminate. If the transaction does close, a distribution of approximately $190 per investment unit will be made.

        3. The Partnership has elected to discontinue making further payments on its first mortgage loan to Allstate Insurance Company related to Pinebrook Commons Shopping Center. This decision has been made in order to eliminate monthly negative cash flow of approximately $10,000. The decision is also being made because a recent property appraisal estimates the property's value at $2,300,000 as compared to the current loan balance of $2,474,000. The loan is a non-recourse loan with liability limited to the net value of Pinebrook Commons, as such, shall not have a detrimental effect on the other Partnership assets.

The Partnership's cash position, including interest bearing deposits at March 31, 1997, was $236,380. This compares to its cash position of $251,866 at December 31, 1996. At March 31, 1996, the Partnership's cash position, including interest bearing deposits, was $1,485,297.

The decrease in cash between December 31, 1996, and March 31, 1997, was due primarily to cash provided by operations of $69,023, principal repayments of $5,998 and partnership distributions paid of $78,511.

The Partnership's total investment in properties for its portfolio at March 31, 1997, was $7,024,664. This compares to its total property investment at December 31, 1996, of $7,024,664 and $18,072,103 at March 31, 1996. This decline resulted primarily from the sale of Heritage Square Shopping Center and Town Center Shopping Center.

The sale of Town Center Shopping Center in July 1996 resulted in a material reduction in both partnership assets, partnership debt and partnership liquidity.

Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership's outstanding debt as of March 31, 1997, was $2,474,212. This compares to debt outstanding December 31, 1996, of $2,480,210. The $5,998 decrease during the first three months was due to principal pay downs of $5,998. The Partnership had $9,958,765 of outstanding debt at March 31, 1996.

Results of Operations

As of March 31, 1997, the occupancy percentages for the Fund's properties were as follows: Broadway Medical Center, 67%, Manatee West Shopping Center, 71%, and Pinebrook Commons, 60%.

For the three months ended March 31, 1997, rental income decreased $423,365 as compared to the same period a year ago. The decrease was attributable to selling Town Center Shopping Center in July 1996, and increased vacancies in other assets as compared to the same period one year ago.

For the three months ended March 31, 1997, interest income decreased by $152.

Property expenses decreased by $169,190 from a year ago due to the sale of Town Center.

Real estate taxes have decreased to reflect anticipated assessments for the year and the decrease due to the sale of Heritage Square and Town Center.

Interest expense has decreased $174,920 for the three month period ended March 31, 1997, as compared to a year ago. This decrease is due to the partnership's debt decreasing from $9,958,765 at March 31, 1996, to $2,474,212 as of March 31, 1997. The partnership's debt as of December 31, 1996, was $2,480,210.

Depreciation and amortization have decreased $73,163 due to the sale of Heritage Square and Town Center.

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



                     FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                     MARINER CAPITAL MANAGEMENT, INC.
                     MANAGING GENERAL PARTNER
                     (Registrant)





5/13/97              By: /s/ LAWRENCE A. RAIMONDI
                     --------------------------------
                     Lawrence A. Raimondi
                     President, Director and CEO
                     Mariner Capital Management, Inc.
                     (Principal Executive Officer)






5/13/97              By: /s/ JOE K. BLACKETER
                     --------------------------------
                     Joe K. Blacketer
                     Secretary/Treasurer
                     Mariner Capital Management, Inc.
                     (Principal Financial and Accounting Officer)