Form 10-Q
period 1997-06-30
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1997-08-12
CIK 790986

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING JUNE 30, 1997

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


                                                      PAGE NO.

PART I

FINANCIAL INFORMATION


     Balance Sheets at June 30 1997
     and December 31, 1996. . . . . . . . . . . . . . . . . .3


     Statements of Income for the Three and Six
     Months Ended June 30, 1997 and 1996. . . . . . . . . . .4


     Statements of Cash Flows for the Six
     Months Ended June 30, 1997 and 1996. . . . . . . . . . .5


     Notes to Financial Statements. . . . . . . . . . . . . .6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . .6-8


     Other Information. . . . . . . . . . . . . . . . . . . .9


     Signatures . . . . . . . . . . . . . . . . . . . . . . 10


     Cover Page


     Exhibit 27 - Financial Data Schedule

                PART I - FINANCIAL INFORMATION
          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                        BALANCE SHEETS
                          (Unaudited)
                                        June 30,    Dec. 31,
                                         1997        1996
                                      ___________   ___________
ASSETS

CURRENT ASSETS
  Cash                                  239,257       251,866
  A/R Trade, Net of allowance for        28,593        32,004
    doubtful accounts of $102,146
    for June 30, 1997 and $102,146
    for December 31, 1996)
  Notes Receivable                       22,966        44,877
  Prepaid Expenses and Other             24,650        14,391
                                      _________     _________
     Total Current Assets               315,466       343,138

RENTAL PROPERTIES, NET OF
ACCUMULATED DEPRECIATION OF
$636,072 AT JUNE 30, 1997 AND
$1,895,885 AT DECEMBER 31, 1996       2,461,054     5,128,779

INTANGIBLE ASSETS
  Deferred Loan Costs, Net               17,043        20,050
                                      _________     _________
  TOTAL ASSETS                        2,793,563     5,491,967

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Current Maturities of Notes
    and Mortgages Payable                24,510        24,510
  Accounts Payable                        5,116        17,664
  Accrued Expenses                       13,643        10,486
  Customer & Security Deposits           17,491        53,825
  Deposit on Sale                             0             0
                                      _________     _________
  TOTAL CURRENT LIABILITIES              60,760       106,485

NOTES AND MORTGAGES PAYABLE           2,449,702     2,455,700

PARTNERS' CAPITAL
  General Partners' Capital             (46,070)      (39,621)
  Limited Partners' Capital             292,297     2,969,403
  Net Income                             36,874             0
                                     ___________   ___________
  TOTAL PARTNERS' EQUITY                283,101     2,929,782

TOTAL LIABILITIES
AND PARTNERS' CAPITAL                 2,793,563     5,491,967


See Accompanying Notes to the Financial Statements

               FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF INCOME
                               (Unaudited)


                         For Three Months Ended  For Six Months Ended
                         06/30/97     06/30/96   06/30/97    06/30/96
                         __________   ________   ________    ________

REVENUES:

Sales Proceeds           2,840,000        -0-    2,840,000    1,950,000
Rental Income              138,030    670,692      385,019    1,341,046
Interest Income                708     25,596        1,382       26,422
                         _________    _______    _________    _________
     Total Revenues      2,978,738    696,288    3,226,401    3,317,468


EXPENSES:

Cost of Sales and
     Closing Costs       2,819,056        -0-    2,819,056    1,601,791
Property Operating
     Expenses              101,731    130,029      181,727      379,215
Real Estate Taxes           15,985     50,571       47,647      101,142
Interest Expense                 0    249,098       54,211      478,229
Depreciation                30,724    118,308       83,878      236,616
Amortization                     0      9,883        3,008       20,900
                         _________    _______    _________    _________
     Total Expenses      2,967,496    557,889    3,189,527    2,817,893


NET INCOME                  11,242    138,399       36,874      499,575







See accompanying Notes to the Financial Statements

                 FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                               For Six Months Ended
                                              06/30/97      06/30/96
                                              ________      ________

Cash Flows From Operating Activities:
    Net Income                                   36,874       499,575
    Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation & Amortization             86,886       257,516
         Cost of Sales                        2,586,247     1,517,585
         (Increase) decrease in receivables      25,322         3,102
         (Increase) decrease in prepaid
          expenses and other                    (10,259)      (58,198)
         Increase (decrease) accounts payable
          and accrued expenses                   (9,392)      (11,422)
         Increase (decrease) in customer
          and security deposits                 (36,334)      (21,983)

Net cash flow provided by operating           _________     _________
activities                                    2,679,344     2,186,175

Cash flows from investing activities:
    Improvements to rental properties            (2,400)            0
                                              _________     _________
Net cash used in investing activities            (2,400)            0


Cash flows from financing activities:
         Repayments of long-term borrowings      (5,998)     (675,275)
         Partner distribution paid           (2,683,555)     (164,003)
         Deposit on Sale                              0       130,000
                                              _________     _________
Net cash flows used by financing activities  (2,689,553)     (709,278)

Net increase (decrease) in cash                 (12,609)   (1,476,897)

Cash at beginning of year                       251,866       147,521

Cash at June 30                                 239,257     1,624,418

See accompanying Notes to the Financial Statements

          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1997

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 1997, and June 30, 1996, the Partnership incurred $1,972 and $21,328 in property management fees paid to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $7,800 were incurred during the second quarter of 1997. This compares to $7,800 of costs that were incurred during the second quarter of 1996.

NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1996, has been taken from the audited Financial Statements at that date.

NOTE 4 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION RESULTS OF OPERATIONS

Liquidity

There are three property transactions which had a material effect on the Partnership's liquidity including the possibility of a total liquidation of the Partnership within 60 to 120 days. These transactions are as follows:

        1. The Partnership sold Broadway Medical Center to an unrelated third party on May 21, 1997 at a price of $600,000 as reported in an 8-K filed on May 21, 1997. The sale generated approximately $500,000 which was available for distribution to the partners.

        2. The Partnership sold Manatee West Shopping Center to an unrelated third party on June 16, 1997 at a price of $2,240,000 as reported in an 8-K filed on June 16, 1997. The sale generated approximately $2,050,000 which was available for distribution to the partners.

        3. The Partnership has elected to discontinue making further payments on its first mortgage loan to Allstate Insurance Company related to Pinebrook Commons Shopping Center with the intention to deed the property to Allstate. This decision has been made in order to eliminate monthly negative cash flow of approximately $10,000. The decision is also being made because a recent property appraisal estimates the property's value at $2,300,000 as compared to the current loan balance of $2,474,000. The loan is a non-recourse loan with liability limited to the net value of Pinebrook Commons, as such, shall not have a detrimental effect on the other Partnership assets.

The Partnership's cash position, including interest bearing deposits at June 30, 1997, was $239,257. This compares to its cash position of $251,866 at December 31, 1996. At June 30, 1996, the
Partnership's cash position, including interest bearing deposits, was $1,624,418.

The decrease in cash between December 31, 1996, and June 30, 1997, was due primarily to cash provided by operations of $2,679,344, improvements to rental properties of $2,400, principal repayments of $5,998 and partnership distributions paid of $2,683,555.

The Partnership's total investment in properties for its portfolio at June 30, 1997, was $3,097,126. This compares to its total property investment at December 31, 1996, of $7,024,664 and $18,072,103 at June 30, 1996. These declines resulted primarily from the sales of Broadway Medical Center and Manatee West Shopping Center in 1997 and the sale of Town Center Shopping Center in July, 1996.

The sale of Broadway Medical Center and Manatee West Shopping Center resulted in a material reduction in both partnership assets, partnership debt and partnership liquidity. The decision to deed Pinebrook Commons to the lender could result in the liquidation of the Partnership within 60 to 120 days.

Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership's outstanding debt as of June 30, 1997, was $2,474,212. This compares to debt outstanding December 31, 1996, of $2,480,210. The $5,998 decrease during the first six months was due to principal pay downs of $5,998. The Partnership had $9,921,082 of outstanding debt at June 30, 1996.

Results of Operations

As of June 30, 1997, the occupancy percentages for the Fund's property was as follows: Pinebrook Commons, 60%.

For the six months ended June 30, 1997, rental income decreased
$956,027 as compared to the same period a year ago. The decrease was attributable to selling most of the Partnership's assets over the last 12 months.

For the six months ended June 30, 1997, interest income decreased by $25,040.

Property expenses decreased by $197,488 from a year ago due to the sale of the properties.

Real estate taxes have decreased due to the sale of the properties.

Interest expense has decreased $54,211 for the six month period ended June 30, 1997, as compared to a year ago. This decrease is due to the partnership's debt decreasing from $9,921,082 at June 30, 1996, to $2,474,212 as of June 30, 1997 and due to the stoppage of mortgage payments being made at Pinebrook Commons. The partnership's debt as of December 31, 1996, was $2,480,210.

Depreciation and amortization have decreased $152,738 due to the sale of the properties.

                            PART II
                       OTHER INFORMATION
          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP



ITEM 1.     LEGAL PROCEEDINGS

            The Partnership's decision to discontinue mortgage payments on Pinebrook Commons has resulted in a foreclosure action against the Partnership by Allstate Life Insurance Company, as of June 27, 1997.

            The Partnership has answered Allstate's foreclosure complaint and does not intend to oppose the foreclosure action. Allstate is seeking title to the property and is demanding all cash flow from the property from the point of default. The Partnership is reserving all property cash flow to satisfy the demand. The loan is a non-recourse loan with liability limited to the real estate asset. Therefore Allstate can not seek a deficiency judgment against the Partnership.

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



                     FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                     MARINER CAPITAL MANAGEMENT, INC.
                     MANAGING GENERAL PARTNER
                     (Registrant)





8/12/97              By: /s/ LAWRENCE A. RAIMONDI
                     --------------------------------
                     Lawrence A. Raimondi
                     President, Director and CEO
                     Mariner Capital Management, Inc.
                     (Principal Executive Officer)






8/12/97              By: /s/ JOE K. BLACKETER
                     --------------------------------
                     Joe K. Blacketer
                     Secretary/Treasurer
                     Mariner Capital Management, Inc.
                     (Principal Financial and Accounting Officer)