Form 10-Q
period 1997-09-30
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1997-11-07
CIK 790986

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING SEPTEMBER 30, 1997

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


                                                      PAGE NO.

PART I

FINANCIAL INFORMATION


     Balance Sheets at September 30 1997
     and December 31, 1996. . . . . . . . . . . . . . . . . .3


     Statements of Income for the Three and Nine
     Months Ended September 30, 1997 and 1996 . . . . . . . .4


     Statements of Cash Flows for the Nine
     Months Ended September 30, 1997 and 1996 . . . . . . . .5


     Notes to Financial Statements. . . . . . . . . . . . . .6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . .6-8


     Other Information. . . . . . . . . . . . . . . . . . . .9


     Signatures . . . . . . . . . . . . . . . . . . . . . . 10


     Cover Page


     Exhibit 27 - Financial Data Schedule

                PART I - FINANCIAL INFORMATION
          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                        BALANCE SHEETS
                          (Unaudited)
                                      Sept 30,      Dec. 31,
                                      1997          1996
                                      ___________   ___________
ASSETS

CURRENT ASSETS
  Cash                                  153,255       251,866
  A/R Trade, Net of allowance for        70,171        32,004
    doubtful accounts of $102,146
    for Sept 30, 1997 and $102,146
    for December 31, 1996)
  Notes Receivable                       17,735        44,877
  Prepaid Expenses and Other             24,650        14,391
                                      _________     _________
     Total Current Assets               265,811       343,138

RENTAL PROPERTIES, NET OF
ACCUMULATED DEPRECIATION OF
$636,072 AT SEPT 30, 1997 AND
$1,895,885 AT DECEMBER 31, 1996       2,461,054     5,128,779

INTANGIBLE ASSETS
  Deferred Loan Costs, Net               17,043        20,050
                                      _________     _________
  TOTAL ASSETS                        2,743,908     5,491,967

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Current Maturities of Notes
    and Mortgages Payable                24,510        24,510
  Accounts Payable                       12,956        17,664
  Accrued Expenses                       13,643        10,486
  Customer & Security Deposits           17,491        53,825
  Deposit on Sale                             0             0
                                      _________     _________
  TOTAL CURRENT LIABILITIES              68,600       106,485

NOTES AND MORTGAGES PAYABLE           2,449,702     2,455,700

PARTNERS' CAPITAL
  General Partners' Capital             (48,593)      (39,621)
  Limited Partners' Capital             249,244     2,969,403
  Net Income                             24,955             0
                                      _________     _________
  TOTAL PARTNERS' EQUITY                225,606     2,929,782

TOTAL LIABILITIES
AND PARTNERS' CAPITAL                 2,743,908     5,491,967


See Accompanying Notes to the Financial Statements

               FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF INCOME
                               (Unaudited)


                           For Three Months Ended  For Nine Months Ended
                           09/30/97  09/30/96      09/30/97    09/30/96
                           ________  ________      ________    ________

REVENUES:

Sales Proceeds                   0   12,000,000    2,840,000   13,950,000
Rental Income                    0      268,115      385,019    1,609,161
Interest Income                734        4,043        2,116       30,465
                           _______   __________    _________   __________
     Total Revenues            734   12,272,158    3,227,135   15,589,626


EXPENSES:

Cost of Sales and
     Closing Costs               0    7,584,726    2,819,056    9,186,517
Property Operating
     Expenses               12,653      202,412      194,380      581,627
Real Estate Taxes                0       31,424       47,647      132,566
Interest Expense                 0       59,503       54,211      537,732
Depreciation                     0       55,260       83,878      291,876
Amortization                     0        3,008        3,008       23,908
                           _______   __________    _________   __________
     Total Expenses         12,653    7,936,333    3,202,180   10,754,226


NET INCOME <LOSS>          (11,919)   4,335,400       24,955    4,835,400







See accompanying Notes to the Financial Statements

                 FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                             For Nine Months Ended
                                             09/30/97     09/30/96
                                             ________     ________

Cash Flows From Operating Activities:
    Net Income                                   24,955     4,835,400
    Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation & Amortization             86,886       315,784
         Cost of Sales                        2,586,247     8,725,004
         (Increase) decrease in receivables     (11,026)       19,396
         (Increase) decrease in prepaid
          expenses and other                    (10,259)      (15,141)
         Increase (decrease) accounts payable
          and accrued expenses                   (1,551)        5,624
         Increase (decrease) in customer
          and security deposits                 (36,334)     (111,302)

Net cash flow provided by operating          ___________  ____________
activities                                    2,638,918     13,774,765

Cash flows from investing activities:
    Improvements to rental properties            (2,400)            0
                                             ___________  ____________
Net cash used in investing activities            (2,400)     (119,931)


Cash flows from financing activities:
         Repayments of long-term borrowings      (5,998)   (8,110,303)
         Partner distribution paid           (2,729,131)   (5,496,414)
         Deposit on Sale                              0             0
                                             ___________  ____________
Net cash flows used by financing activities  (2,735,129)  (13,606,717)

Net increase (decrease) in cash                 (98,611)      168,048

Cash at beginning of year                       251,866       147,521

Cash at September 30                            153,255       315,569

See accompanying Notes to the Financial Statements

          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS
                      SEPTEMBER 30, 1997

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended September 30, 1997, and September 30, 1996, the Partnership incurred $726 and $3,657 in property management fees paid to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $7,800 were incurred during the third quarter of 1997. This compares to $7,800 of costs that were incurred during the third quarter of 1996.

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

The Partnership's cash position, including interest bearing deposits at September 30, 1997, was $153,255. This compares to its cash position of $251,866 at December 31, 1996. At September 30,
1996, the Partnership's cash position, including interest bearing deposits, was $315,569.

The decrease in cash between December 31, 1996, and September 30,
1997, was due primarily to cash provided by operations of $2,638,918, improvements to rental properties of $2,400, principal repayments of $5,998 and partnership distributions paid of $2,729,131.

The Partnership's total investment in properties for its portfolio at September 30, 1997, was $3,097,126. This compares to its total property investment at December 31, 1996, of $7,024,664 and $8,802,414 at September 30, 1996. These declines resulted primarily from the sales of Broadway Medical Center and Manatee West Shopping Center in 1997 and the sale of Town Center Shopping Center in July, 1996.

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

Capital Resources

The Partnership's outstanding debt as of September 30, 1997, was $2,474,212. This compares to debt outstanding December 31, 1996, of $2,480,210. The $5,998 decrease during the first nine months was due to principal pay downs of $5,998. The Partnership had $2,486,054 of outstanding debt at September 30, 1996.

Results of Operations

As of September 30, 1997, the occupancy percentages for the Fund's property was as follows: Pinebrook Commons, 60%.

For the nine months ended September 30, 1997, rental income decreased $1,224,142 as compared to the same period a year ago.
The decrease was attributable to selling most of the Partnership's assets over the last 12 months.

For the nine months ended September 30, 1997, interest income decreased by $28,349.

Property expenses decreased by $387,247 from a year ago due to the sale of the properties.

Real estate taxes have decreased due to the sale of the properties.

Interest expense has decreased $483,521 for the nine month period ended September 30, 1997, as compared to a year ago. This decrease is due to the partnership's debt decreasing from $10,596,357 at December 31, 1995, to $2,474,212 as of September 30, 1997 and due to the stoppage of mortgage payments being made at Pinebrook Commons. The partnership's debt as of December 31, 1996, was $2,480,210.

Depreciation and amortization have decreased $228,898 due to the sale of the properties.

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



                     FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                     MARINER CAPITAL MANAGEMENT, INC.
                     MANAGING GENERAL PARTNER
                     (Registrant)





11/7/97              By: /s/ LAWRENCE A. RAIMONDI
                     --------------------------------
                     Lawrence A. Raimondi
                     President, Director and CEO
                     Mariner Capital Management, Inc.
                     (Principal Executive Officer)






11/7/97              By: /s/ JOE K. BLACKETER
                     --------------------------------
                     Joe K. Blacketer
                     Secretary/Treasurer
                     Mariner Capital Management, Inc.
                     (Principal Financial and Accounting Officer)