Form 10-K405
period 1997-12-31
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1998-03-31
CIK 790986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1997

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

                   FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                                FORM 10-K - 1997
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

Pursuant to the partnership agreement, the Managing General Partner intends to commence liquidation of the Partnership in 1998. The remaining assets of the Partnership will be used to satisfy costs of liquidating the Partnership and any residual cash will be distributed to the limited partners in 1998.

ITEM 2. PROPERTIES

The Partnership purchased six properties. Broadway Medical Center and
Laurel Center, which are located in Fort Myers, Florida, were purchased on December 15, 1986. In 1987, the Partnership purchased two additional properties. Town Centre Shopping Center, located in Marco Island, Florida was purchased on April 9, 1987, and Manatee West Shopping Center, located in Bradenton, Florida was purchased on November 4, 1987. Heritage Square Shopping Center, located in Marco Island, Florida was purchased on March 11, 1988, and Pinebrook Commons, located in Bradenton, Florida was purchased on August 3, 1988. A brief description of these properties and the terms of the purchases by the Partnership follows:

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

     The decision to sell the property at an amount less than the carrying value was made in response to a declining rental market in the Fort Myers Broadway Avenue area. The subject neighborhood has been declining and losing many of the long term medical office tenants to newer buildings located in more desirable areas of Lee County. This resulted in a high supply of vacant space versus very low demand which in turn led to reduced rental rates. The General Partner was of the opinion that the problem was long term and felt it was economically prudent to sell the property at a reduced price.

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

     The Partnership sold Manatee West Shopping Center to an unrelated third party on June 16, 1997 at a price of $2,240,000 as reported in an 8-K filed on June 16, 1997. The sale generated approximately $2,050,000 which was available for distribution to the partners. A loss on impairment had been recognized at December, 1996 because the sales price was less than the carrying value. The decision to sell the property at an amount less than the carrying value was made in response to a declining rental market in the Manatee Avenue West area. The General Partner was of the opinion that the problem was long term and felt it was prudent to sell the property at a reduced price.

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

     The Partnership sold Heritage Square to Heritage Square Real Estate, L.L.C. on January 16, 1996. An 8-K was filed with the U.S. Securities and Exchange Commission describing this transaction in detail. The filing date of this 8-K was January 30, 1996.

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

     During 1996, a loss on impairment was recognized on Pinebrook Commons of $272,000 to reflect the current net realizable value of the property.

     During 1997, the Partnership elected to discontinue making payments on its first mortgage loan to an insurance company (first mortgage holder) related to Pinebrook Commons Shopping Center. This decision was made in order to eliminate the monthly negative cash flow of approximately $10,000. The loan was a non-recourse loan with liability limited to the net value of Pinebrook Commons, and as such, did not have a detrimental effect on the other Partnership assets.

     The insurance company foreclosed on the property November 19, 1997 as reported in an 8-K filed on November 19, 1997.


ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to nor is any of the Partnership's property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS'S PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The units are not traded on any public market and it is not contemplated for these units to be traded on any public market in the future. As of December 31, 1997, there were 629 Limited Partners.

The Partnership commenced paying quarterly cash distributions in January 1987. During 1997, 1996 and 1995, the total cash distributions were $2,734,026, $5,599,869 and $224,316, respectively. Distributions were not made in 1986, except for escrow interest, because the Partnership was still raising money and had not invested in commercial real estate until December 1986. The Partnership intends to distribute cash reserves, net of the costs incurred to liquidate the Partnership, in 1998.

ITEM 6. SELECTED FINANCIAL DATA

                                                 1997          1996          1995         1994          1993
                                              ---------    -----------   -----------   -----------   -----------
Operating revenues (including
interest of $2,869, $31,150, $4,103,
$2,168 and $8,199 for 1997, 1996,
1995, 1994, and 1993)                         $  362,678   $ 6,629,439  $ 2,793,966   $ 3,219,726   $ 3,552,989

Net (loss) income                             $  (49,765)  $ 3,052,602  $    15,672   $   263,783   $   433,495

Net income per weighted average
Limited Partnership unit                      $    (4.43)  $    272.17  $      1.39   $     23.52   $     38.65

Total assets                                  $  262,768   $ 5,491,967  $16,428,940   $16,923,891   $18,709,023

Mortgages and notes payable                   $        0   $ 2,480,210  $10,596,357   $10,816,526   $12,375,950

Distributions to Limited Partners             $2,724,803   $ 5,581,363  $   213,100   $   479,475   $   788,442

Distributions per Limited
Partnership unit                              $   255.73   $    523.83  $     20.00   $     45.00   $     74.00

Partners' equity                              $  197,323   $ 2,929,782  $ 5,447,049   $ 5,685,693   $ 5,926,621

Book value per Limited
Partnership unit                              $    18.52   $    278.69  $    530.34   $    548.94   $    570.43

Also, refer to Item #8 and the audited Financial Statements referred to herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY - As a result of the sales of Manatee West and Broadway Medical and the foreclosure of Pinebrook Commons during 1997, the Partnership has no remaining properties or debt. The Managing General Partner adopted a plan of liquidation, in accordance with the partnership agreement, effective December 31, 1997. The remaining assets of the Partnership will be used to satisfy costs of liquidating the Partnership and any residual cash will be distributed to the limited partners in 1998.

CAPITAL RESOURCES - As of December 31, 1997, the Partnership had $211,436 in cash and interest-bearing deposits.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

During the years ended December 31, 1997 and 1996 the Partnership's principal sources of revenue were rental income of $249,462 and $1,527,335, and expense reimbursements from tenants of $135,557 and $330,259. In 1997 the Partnership reported a gain on the sale of two rental properties in the amount of $2,093 and a loss on property abandonment of $27,303. In 1996 the partnership also reported a gain on the sale of two rental properties in the amount of $4,740,695.

Rental revenues and tenant reimbursements decreased $1,277,873 and $194,702 respectively from 1996 to 1997 as a result of the Partnership's sales and deeding of its remaining properties in 1997.

Property operating expenses have decreased $397,972 due to the sales and deeding of properties.

Interest expense decreased $544,869 due to reduction of the Partnership's debt by $2,480,210 as a result of the abandonment of Pinebrook Commons. The Partnership's outstanding debt decreased from $2,480,210 at December 31, 1996, to $0 at December 31, 1997.

Property taxes decreased $92,735 primarily due to the sale of the properties.

Management recognized a loss on impairment of $0 and $1,781,000 at December 31, 1997 and 1996, respectively.

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

Broadway Medical decreased due to the long term leases coming to maturity, Town Center decreased due to vacancies occurring in the center, Heritage Square decreased due to a vacancy occurring in the center, Manatee West decreased due to vacancies in the center and Pinebrook increased due to a new lease being signed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Balance Sheets of the Partnership as of December 31, 1996 and 1995 and the Statements of Operations, Statements of Partner's Capital and Statements of Cash Flows of the Partnership for each of the three years in the period ended December 31, 1997, as well as the Notes to Financial Statements and Schedule III and the Report of Independent Accountants there on, dated March 10, 1998, are set forth herein:

REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners
Florida Income Fund II, Limited Partnership

We have audited the accompanying balance sheets of Florida Income Fund II, Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As described in Note 7, pursuant to the partnership agreement, the Managing General Partner intends to commence liquidation during 1998.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Income Fund II, Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





                                      COOPERS & LYBRAND L.L.P.

Tampa, Florida
March 10, 1998

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
BALANCE SHEETS
December 31, 1997 and 1996


                        ASSETS                                                        1997         1996
                        ------                                                        ----------   ------------
CURRENT ASSETS
 Cash and cash equivalents                                                            $  211,436   $  251,866
 Accounts receivable, trade, net of allowance for doubtful accounts
  of $0 and $102,146 for 1997 and 1996, respectively                                           0       32,004
 Receivable from General Partners                                                         51,332            0
 Notes receivable                                                                              0       44,877
 Prepaid expenses and other                                                                    0       14,391
                                                                                      -----------  -----------
      Total current assets                                                               262,768      343,138
                                                                                      -----------  -----------
RENTAL PROPERTIES, net                                                                         0    5,128,779
                                                                                      -----------  -----------
INTANGIBLE ASSETS
 Deferred loan costs, net                                                                      0       20,050
                                                                                      -----------  -----------
      Total assets                                                                    $  262,768   $5,491,967
                                                                                      ===========  ===========


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Current maturities of notes and mortgages payable                                  $        0   $   24,510
   Accounts payable, trade                                                                11,651       17,664
   Accrued expenses                                                                       53,794       10,486
   Customer and security deposits                                                              0       53,825
                                                                                      -----------  -----------
      Total current liabilities                                                           65,445      106,485
                                                                                      -----------  -----------
NOTES AND MORTGAGES PAYABLE, less current
   maturities                                                                                  0    2,455,700
                                                                                      -----------  -----------
PARTNERS' CAPITAL
   General partners deficiency                                                                 0      (39,621)
   Limited partners, 15,000 limited partnership units authorized;
        10,655 issued and outstanding in 1997 and 1996                                   197,323    2,969,403
                                                                                      -----------  -----------
      Total partners' capital                                                            197,323    2,929,782
                                                                                      -----------  -----------
      Total liabilities and partners' capital                                         $  262,768   $5,491,967
                                                                                      ===========  ===========

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
years ended December 31, 1997, 1996 and 1995



                                                                        1997             1996              1995
                                                                        ----             ----              ----
Revenues
   Rental income                                                 $       249,462   $      1,527,335  $     2,269,729
   Tenant reimbursements                                                 135,557            330,259          520,134
   Interest income                                                         2,869             31,150            4,103
   Gain on sale of rental properties                                       2,903          4,740,695                0
                                                                 ----------------  ----------------  ---------------
                                                                         389,981          6,629,439        2,793,966
                                                                 ----------------  ----------------  ---------------
Expenses
   Property operating expenses                                           226,707            624,679          909,204
   Interest expense                                                       54,211            599,080        1,089,115
   Depreciation                                                           83,878            349,056          534,264
   Property taxes                                                         47,647            140,382          214,362
   Bad debt expense                                                            0             82,640           31,349
   Loss on impairment of rental properties                                     0          1,781,000                0
   Abandoned property expense                                             27,303                  0                0
                                                                 ----------------  ----------------  ---------------
                                                                         439,746          3,576,837        2,778,294
                                                                 ----------------  ----------------  ---------------
      Net (loss) income                                          $       (49,765)  $      3,052,602  $        15,672
                                                                 ================  ================  ===============
Net (loss) income allocated to general partners                  $        (2,488)  $        152,630  $           783
                                                                 ================  ================  ===============
Net (loss) income allocated to limited partners                  $       (47,277)  $      2,899,972  $        14,889
                                                                 ================  ================  ===============
Net (loss) income per limited partner unit                       $         (4.43)  $         272.17  $          1.39
                                                                 ================  ================  ===============
Distributions per limited partner unit                           $        255.73   $         523.83  $         20.00
                                                                 ================  ================  ===============
Weighted average limited partner units outstanding                        10,655             10,655           10,655
                                                                 ================  ================  ===============
RM80


The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
years ended December 31, 1997, 1996, and 1995



                                                                       GENERAL           LIMITED
                                                                       PARTNERS          PARTNERS             TOTAL
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1994                                        $     (163,312)   $     5,849,005   $     5,685,693

   Cash distributions                                                     (11,216)          (213,100)         (224,316)

   Net income                                                                 783             14,889            15,672
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1995                                              (173,745)         5,650,794         5,477,049

   Cash distributions                                                     (18,506)        (5,581,363)       (5,599,869)

   Net income                                                             152,630          2,899,972         3,052,602
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1996                                               (39,621)         2,969,403         2,929,782

   Cash distributions                                                      (9,223)        (2,724,803)       (2,734,026)

   Net loss                                                                (2,488)           (47,277)          (49,765)

   Contribution receivable from General Partners                           51,332                  0            51,332
                                                                   ----------------  ----------------  ----------------
Balances, December 31, 1997                                        $            0    $       197,323   $       197,323



The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
years ended December 31, 1997, 1996 and 1995

RM132
                                                                        1997              1996              1995
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                               $      (49,765)   $     3,052,602   $        15,672
   Adjustments to reconcile net (loss) income to net cash
        provided by operating activities
      Gain on sale of rental property                                      (2,903)        (4,740,695)                0
      Loss on impairment of rental property                                     0          1,781,000                 0
      Loss on abandonment of property                                      27,303                  0                 0
      Depreciation                                                         83,878            349,056           534,266
      Amortization of loan costs                                           20,050             26,375            74,372
      (Increase) decrease in:
        Accounts receivable, trade                                        (19,328)            33,234            21,811
        Notes receivable                                                   44,877              7,977            35,865
        Prepaid expenses and other                                         14,391            118,217            63,207
      Increase (decrease) in:
        Accounts payable, trade and accrued expenses                       37,295           (144,904)          (52,022)
        Customer and security deposits                                    (53,825)          (128,655)          (14,116)
                                                                   ----------------  ----------------  ----------------
        Net cash provided by operating activities                         102,783            354,207           679,055
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Improvements to rental properties                                       (2,400)            (3,750)         (143,400)
   Proceeds from the sale of rental property                            2,547,879         13,469,904                 0
                                                                   ----------------  ----------------  ----------------
        Net cash provided by (used in) investing activities             2,545,479         13,466,154          (143,400)
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on notes and mortgages payable                       (5,998)        (8,116,147)         (220,169)
   Loan origination fees paid                                                   0                  0           (36,970)
   Partner distributions paid                                          (2,682,694)        (5,599,869)         (224,316)
                                                                   ----------------  ----------------  ----------------
        Net cash used in financing activities                          (2,688,692)       (13,716,016)         (481,455)
                                                                   ----------------  ----------------  ----------------
Net (decrease) increase in cash and cash equivalents                      (40,430)           104,345            54,200

Cash and cash equivalents at beginning of year                            251,866            147,521            93,321
                                                                   ----------------  ----------------  ----------------
Cash and cash equivalents at end of year                           $      211,436    $       251,866   $       147,521
                                                                   ================  ================  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
   Cash paid during the year for interest on borrowings            $       54,211    $       576,364   $     1,089,310
                                                                   ================  ================  ================


NONCASH INVESTING AND FINANCING ACTIVITIES:
  During 1997, approximately $255,000 of selling expenses were deducted from the proceeds of the Broadway Medical and Manatee West sales.

  In 1997, the Partnership deeded rental property to the first motgage holder in lieu of foreclosure. As a result, rental property and mortgages payable decreased by $2,474,212.

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

          The Partnership purchased Heritage Square, Manatee West, Pinebrook Commons, Town Center (four retail shopping centers), Laurel Center and Broadway Medical Center (two medical complexes). During 1994, the Partnership deeded the Laurel Medical Center assets and assigned all rents to Ohio National Life Insurance Company in lieu of foreclosure and full satisfaction of the loan outstanding on the property in the amount of $1,342,727. The Partnership sold Heritage Square in January 1996, Town Center in June 1996, Broadway Medical in May 1997, and Manatee West in June 1997. In addition, the Partnership deeded Pinebrook Commons to Allstate Insurance Company in lieu of foreclosure in November 1997. (See Note 7.)

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

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          RENTAL PROPERTIES: Rental properties are carried at cost, less accumulated depreciation. Depreciation is computed principally under the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are included in operating expenses and improvements are capitalized.

          Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation are removed from the accounts and the difference between the carrying value and any proceeds realized on sale is included in the determination of net income (loss).

          Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" (SFAS 121). requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In assessing recoverability, estimates of future cash flows expected to result from the use of the asset and its eventual disposition should be used. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized based on the value of the asset. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995 with earlier application encouraged. A loss on impairment of the Pinebrook Commons, Manatee West and Broadway Medical properties of $272,000, $939,000 and $570,000, respectively, was recognized in the year ended December 31, 1996.

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

          WEIGHTED AVERAGE NUMBER OF LIMITED PARTNER UNITS OUTSTANDING.  Net
          (loss) income and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding for the years ended December 31, 1997, 1996 and 1995.

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



2.     RENTAL PROPERTIES:

       Rental properties consisted of the following at December 31:

                                                                                            1997              1996
                                                                                     ----------------  ----------------
        Land                                                                         $             0   $     3,291,700
        Buildings and improvements                                                                 0         5,513,964
        Loss on impairment of asset                                                                0        (1,781,000)
                                                                                     ----------------  ----------------
                                                                                                   0         7,024,664
        Accumulated depreciation                                                                   0        (1,895,885)
                                                                                     ----------------  ----------------
        Rental properties, net                                                       $             0   $     5,128,779
                                                                                     ================  ================

RM80

       Depreciation expense was $83,878, $349,056 and $534,264 for the years ended December 31, 1997, 1996 and 1995, respectively.

3.     INTANGIBLE ASSETS:

       Intangible assets at December 31 are as follows:

                                                  1997              1996
                                                  ----------------  ----------------
        Deferred loan costs                       $            0    $        60,150
        Accumulated amortization                               0            (40,100)
                                                  ----------------  ----------------
                                                  $            0    $        20,050
                                                  ================  ================

       Certain loan costs became fully amortized during the years ended December 31, 1997, 1996 and, therefore, were written off. Amortization expense was $20,050, $26,915 and $74,372 for the years ending December 31, 1997, 1996 and 1995, respectively.

4.     ACCRUED EXPENSES:

       Accrued expenses at December 31 are as follows:

                                                  1997              1996
                                                  ----------------  ----------------
        Tax preparation                           $       16,500    $             0
        Audit fees                                        15,500                  0
        Accounting fees                                   11,500                  0
        Legal                                              3,794                  0
        Other                                              6,500             10,486
                                                  ----------------  ----------------
                                                  $       53,794    $        10,486
                                                  ================  ================

5.     NOTES AND MORTGAGES PAYABLE:

       Notes and mortgages payable consisted of the following at December 31:

                                                                                            1997              1996
                                                                                     ----------------    --------------
      Mortgages payable to life insurance companies:

           Monthly payments of $20,061 including interest at 8.75%,
              principal balloon payment of approximately $2,442,320
              due August 1998.                                                       $            0      $     2,480,210
                                                                                     ----------------    ---------------
                                                                                                  0            2,480,210
           Less current maturities                                                                 0             (24,510)
                                                                                     ----------------    ---------------
                                                                                     $            0      $     2,455,700
                                                                                     ================    ===============

6.     RELATED PARTY TRANSACTIONS:

       The Partnership participated in the following related party transactions:

          The general partners and their affiliates are entitled to receive compensation for leasing and managing the properties in an amount not to exceed 6% of gross revenues produced by commercial Partnership properties. For the years ending December 31, 1997, 1996 and 1995, the general partners and their affiliates received fees of $6,757, $34,769 and $175,411, respectively.

          The general partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees and officers of a general partner or its affiliates) directly attributable to the operation of the Partnership which could have been performed by independent parties. Expenses amounting to $31,200, $52,792 and $259,916 were incurred during the years ending December 31, 1997, 1996 and 1995, respectively, of which $2,600, $1,359 and $13,375 were included in accounts payable and $11,500, $0, and $0 were included in accrued expenses for the years ending December 31, 1997, 1996, and 1995, respectively.

          The receivable from General Partners as of December 31, 1997 represents management's estimate of funds to be contributed by the General Partners in connection with liquidation of the Partnership. (See Note 7.)

7.     PROPERTY DISPOSITIONS:

           The Partnership sold Broadway Medical Center to an unrelated third party on May 21, 1997 at a price of $600,000. The sale generated approximately $500,000 which was available for distribution to partners.

           The Partnership sold Manatee West Shopping Center to an unrelated third party on June 16, 1997 at a price of $2,240,000. The sale generated approximately $2,050,000 which was available for distribution to the partners.

           The Partnership deeded Pinebrook Commons to the first mortgage holder, in lieu of foreclosure, on November 16, 1997. This decision was made in order to eliminate monthly negative cash flow of approximately $10,000. The loan was a non-recourse loan with liability limited to the net value of Pinebrook Commons and, as such, did not have a detrimental effect on the other Partnership assets.

           As a result of the sales of Manatee West and Broadway Medical and the foreclosure of Pinebrook Commons during 1997, the Partnership has no remaining properties or debt for fiscal year 1998. Pursuant to the partnership agreement, the Managing General Partner intends to commence liquidation of the Partnership in 1998. The remaining assets of the Partnership will be used to satisfy costs of liquidating the Partnership and any residual cash will be distributed to the limited partners in 1998.

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


                                                COOPERS & LYBRAND L.L.P.




Tampa, Florida
March 10, 1998

                                     FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                                                   SCHEDULE III
                                      REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                 DECEMBER, 31, 1997

  COL. A                   COL. B             COL. C                  COL. D                          COL. E


                                                                 COST CAPITALIZED               GROSS AMT AT WHICH
                                           INITIAL COST            SUBSEQUENT TO                 CARRIED AT CLOSE
                                          TO PARTNERSHIP            ACQUISITION                       OF PERIOD
                                          --------------         ----------------               ------------------

                                                BLDGS. &     IMPROVE-   CARRYING              BLDGS &
DESCRIPTION          ENCUMBRANCES  LAND        IMPROVEMENTS  MENTS      COSTS     LAND        IMPROVEMENTS      TOTAL
-----------          ------------  ----------  ------------  ---------  --------  ----        ------------      -----
TOTALS               $         0  $        0    $        0    $      0   $ 0       $        0  $         0      $   0
                     ===========  ==========    ==========    ========   ====       ==========  ===========      =====

  COL. A                   COL. F         COL. G       COL. H       COL. I

                                                                 LIFE IN WHICH
                                                                DEPRECIATION IN
                                                                 LATEST INCOME
                         ACCUMULATED      DATE OF       DATE     STATEMENT IS
DESCRIPTION              DEPRECIATION  CONSTRUCTION   ACQUIRED     COMPUTED
-----------              ------------  ------------   --------  ---------------
TOTALS                    $        0
                          ==========

SEE ACCOMPANYING NOTES TO SCHEDULE III



                   FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1997
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


Balance as of 12/31/94                                             $19,889,834

    Additions During 1995:

         Acquisitions through foreclosures                    0
         Other Acquisitions                             143,398
         Improvements, etc.                                   0
         Other                                                0        143,398
                                                     ----------   ------------
Balance as of 12/31/95:                                             20,033,232

    Additions During 1996:

         Acquisitions through foreclosures                   0
         Other acquisitions                              3,750
         Improvements, etc.                                  0
         Cost of real estate sold                  (11,231,318)
         Impairment of value                       ( 1,781,000)    (13,008,568)
                                                  -------------   -------------
Balance as of 12/31/96                                               7,024,664

    Additions during 1997:

         Improvements, etc.                               2,400
         Cost of real estate sold/deeded             (7,024,664)    (7,024,664)
                                                   -------------   ------------

Balance as of 12/31/97                                              $        0
                                                                    ===========

                   FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1997
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


Balance as of 12/31/94                                               $3,514,674

    Depreciation expense for 1995                     534,264           534,264
                                                  -----------       -----------
Balance as of 12/31/95                                                4,048,938

    Accumulated depreciation on
    disposal of fixed assets                       (2,502,109)

    Depreciation expense for 1996                     349,056        (2,153,053)
                                                  ------------      ------------
Balance as of 12/31/96                                                1,895,885

    Depreciation expense for 1997                      83,878

    Accumulated depreciation disposal of
    fixed assets                                   (1,979,763)       (1,895,885)
                                                  ------------      ------------
Balance as of 12/31/97                                              $         0
                                                                    ============

                   FLORIDA INCOME FUND II LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1997
                    REAL ESTATE AND ACCUMULATED DEPRECIATION



No longer applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (A) AND (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Partnership, as an entity, does not have any directors or officers. The Managing General Partner is Mariner Capital Management, Inc. (located at 12800 University Dr., Ste. 675, Fort Myers, Florida 33907), a Florida corporation formed for the purpose of becoming the general partner in limited partnerships formed principally to invest in real estate. The Managing General Partner is a wholly owned subsidiary of The Mariner Group, Inc., an Ohio corporation (referred to herein as "Mariner Group"). The executive officers/directors of the Managing General Partner as of December 31, 1997, were as follows: Robert
M. Taylor, Timothy R. Bogott, Allen G. Ten Broek and Joe K. Blacketer.

Mr. Taylor and Mr. Bogott have served as officers of the Mariner Capital Management, Inc., since its incorporation on July 11, 1983. Allen G. Ten Broek replaced Lawrence A. Raimondi as President as of December 31, 1997. Subsequent to December 31, 1997, Mr. Blacketer resigned as Secretary/Treasurer. He was replaced in the capacity by Elaine Hawkins.

MCD Real Estate, Inc. (located at 800 Superior Avenue, Suite 2100, Cleveland, Ohio 44114) (referred to herein as "MCD") is a Co-General Partner. MCD is an Ohio corporation and a wholly owned subsidiary of McDonald & Company Securities, Inc., the Managing Dealer of the offering. McDonald & Company Securities, an Ohio corporation, is a wholly owned subsidiary of McDonald & Company Investments, Inc., a publicly-traded Delaware corporation listed on the New York Stock Exchange. MCD was formed in February of 1981 for the principal purpose of becoming the general partner of limited partnerships formed to provide equity financing for various real estate projects. The directors and officers of MCD as of December 31, 1997, were as follows: James
C. Redinger, Thomas M. O'Donnell and Richard R. Cundiff.

         (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

         Not applicable

         (D) FAMILY RELATIONSHIP

         Not applicable

         (E) BUSINESS EXPERIENCE

         ROBERT M. TAYLOR: Age 56, is Chairman of the Board and a Director of the Managing General Partner. He founded Mariner Group in 1971 and served as its President until his election as Chairman and Chief Executive Officer of Mariner Group in 1979. He also serves as an officer or director of various other Affiliates of Mariner Group. Mr. Taylor is a Director of Acme-Cleveland Corporation, Cleveland, Ohio, a manufacturer of machine tools; Barnett Bank of Fort Myers, Fort Myers, Florida; MIL- COM Electronics Corporation, San Antonio, Texas; Florida Council of 100; the Fort Myers Chamber of Commerce, and Chairman of the Business Development Corporation of Southwest Florida, Fort Myers, Florida. Since 1971, Mr. Taylor has directed the completion of over 30 real estate developments in Lee County, Florida. Prior to 1971, Mr. Taylor was a management consultant employed by McKinsey & Company, Inc., Cleveland, Ohio.

         TIMOTHY R. BOGOTT: Age 51, is a Director and the former President of the Managing General Partner. He was involved in all aspects of the organization and management of Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III until January 1994 when he became President of South Seas Resorts Company. He joined Mariner Group in 1976 and has held the positions of Project Manager and Director of Administration and Secretary/Treasurer. Prior to 1976, Mr. Bogott was employed as an Assistant Vice President of Palmetto Federal Savings and Loan Association, Fort Myers, Florida (1974-1976) and held various management positions with the First National Bank of Fort Myers (1970-1974). Mr. Bogott was elected Secretary/Treasurer of Mariner Group in 1979 and Vice President -Finance in 1983. Mr. Bogott is also President of Mariner Capital Investment Corporation and is an officer or director of various other Affiliates of Mariner Group.

         ALLEN G. TEN BROEK: Age 57, Mr. Ten Broek became President of Mariner Capital Management, Inc. on December 31, 1997. Mr. Ten Broek is also President and CEO of The Mariner Group, Inc., a position in which he served from 1979 to 1992, and again since October 1995. The Mariner Group is an asset management, business development and real estate development company. From 1992 to 1995 Mr. Ten Broek was the Vice Chairman and Managing Executive of Hilton Grand Vacations Company, a timeshare development and operations company affiliated with Hilton Hotels. Mr. Ten Broek is an original shareholder of The Mariner Group, Inc. and has been a director of The Mariner Group, Inc. since 1973. Mr. Ten Broek is the Chairman Emeritus of the Florida Shore and Beach Preservation Association and Chairman of the American Coastal Coalition. He is a former director of two local banks and a founding director of Community Bank of the Islands. Mr. Ten Broek is an officer and director of various other Mariner affiliates. Mr. Ten Broek is a graduate of the University of Wisconsin. He worked for ten years in various executive positions with AT&T prior to joining Mariner.

         JOE K. BLACKETER: Age 45 was the Secretary/Treasurer of the Managing General Partner at December 31, 1997. Mr. Blacketer has been a Certified Public Accountant since 1983. He is a member of the American Institute of Certified Public Accounts (AICPA), and a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Blacketer joined Mariner Group in 1983. Mr. Blacketer was employed by Coopers & Lybrand, CPA's (1979-1983) prior to that time.

         ELAINE HAWKINS: Age 45, is the Vice President/Treasurer of the Managing General Partner. She joined the Mariner Group in 1980 as the Director of Risk Management for all of the affiliated entities. In 1988 she became the President of South Seas and Captiva Properties, Inc., an affiliated real estate firm. She holds licenses as a real estate broker, and in property, casualty, life and health insurance. Prior to joining the company she was employed by Liberty Mutual Insurance Company in commercial sales.

         JAMES C. REDINGER: Age 61. Mr. Redinger joined McDonald & Company (a partnership that transferred all of its assets to McDonald & Company Securities, Inc.) in March 1974, becoming a partner in 1977, working in the area of corporate underwriting and syndication of real estate and oil and gas ventures. He has had extensive experience in site selection, cost projections of both commercial and residential real estate projects and the syndication of such projects through limited partnerships. Mr. Redinger has served as Chairman of the District Nine Committee of the National Association of Securities Dealers, Inc., is a Vice President and a Director of MCD Oil and Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc., a Director of McDonald & Company Securities, Inc., and a Managing Director of McDonald & Company Securities, Inc.

         THOMAS M. O'DONNELL: Age 62. Mr. O'Donnell joined McDonald & Company in 1965 in the Corporate Finance Department. Mr. O'Donnell became a partner of McDonald & Company in 1968 and has been a member of its Policy Committee since 1971. Mr. O'Donnell is a Chartered Financial Analyst and a member of the Cleveland Society of Security Analysts. Mr. O'Donnell is a director of Seaway Food Town, Inc., Maumee, Ohio, a grocery retailer. Mr. O'Donnell is Chief Executive Officer and Chairman of the Board of McDonald & Company Investments, Inc., Chief Executive Officer and Chairman of the Board of McDonald, which operates an insurance agency; a Director of MCD Oil & Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc.; and a Director of McDonald Financial Services.

         RICHARD R. CUNDIFF, III: Age 38. Mr. Cundiff joined McDonald & Company in December 1982 and has assisted in the development of the Real Estate and Specialty Finance Department. Specializing in real estate and oil and gas investment banking, his responsibilities include structuring, marketing and monitoring investments in these particular areas. Mr. Cundiff is a First Vice President of McDonald & Company.

         (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

         No director or officer of the Managing General Partner was involved in any event during the past five years which would be responsive to this question.

ITEM 11. EXECUTIVE COMPENSATION

         (A) CURRENT REMUNERATION OF GENERAL PARTNERS, THEIR DIRECTORS AND OFFICERS

         No direct remuneration was paid or payable by the Partnership for the period ended December 31, 1997, to directors or officers of the General Partners.

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

         The General Partners and their affiliates are entitled to reimbursement of the actual cost to the General Partners or their affiliates of goods, materials and services used for or by the Partnership and obtained from unaffiliated entities and also the cost of services performed by officers and employees of the General Partners and their affiliates which could be performed directly for the Partnership by independent parties. Expenses amounting to $31,200, $52,792 and $259,916 have been charged for the years ending December 31, 1997, 1996 and 1995, of which $2,600 and $1,359 were included in accounts payable at December, 31, 1997, and 1996, respectively. A portion of this amount is for the payment of insurance premiums which are collected by Mariner Group, Inc. (for all Mariner affiliates) and paid to the carrier on behalf of Florida Income Fund
         II. The balance is for reimbursement for on- site property management personnel and for reimbursement of other costs for services performed by the general partner or affiliates which the Partnership would be required to pay to third parties for comparable services in the same geographical location

         The General Partners and their affiliates are entitled to receive compensation for leasing and management fees in an amount not to exceed 5% of gross revenues from residential partnership properties or 6% of gross revenues produced by commercial partnership properties. Management fees totaling $6,757, $34,769 and $175,411 were paid to the Managing General Partner or its affiliates for the years ending December 31, 1997, 1996 and 1995, respectively.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Note 5, Related Party Transactions in Notes to the Financial Statements, on page 24 in Item 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (A) 1. FINANCIAL STATEMENT SCHEDULES

         The following Financial Statement Schedules of the Partnership are included in Part II, Item 8:

                                                                          PAGE
                                                                          ----
                 Report of Independent Accountants                          15

                 Balance Sheets as of December 31, 1997 and 1996            16

                 Statements of Income for the years ended
                 December 31, 1997, 1996 and 1995                           17

                 Statements of Partners' Capital for the years
                 ended December 31, 1997, 1996 and 1995                     18

                 Statements of Cash Flows for the years ended
                 December 31, 1997, 1996 and 1995                           19

                 Notes to Financial Statements                         20 - 25

                 Report of Independent Accountants on Schedule III          26

                 Schedule III Real Estate and Accumulated Depreciation 27 - 30

                 Schedules Omitted:

                 Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statement and Notes thereto.

          (A) 2. EXHIBITS

                 27    Financial Data Schedule (for SEC use only)

          (A) 3. REPORTS ON FORM 8-K

                 The Partnership reported on Form 8-K dated November 19, 1997 that Pinebrook Commons was deeded to the first mortgage holder in lieu of foreclosure.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                                (Registrant)
                                March 30, 1998

                                By: /s/ ALLEN G. TEN BROEK
                                    ----------------------------------------
                                    ALLEN G. TEN BROEK
                                    President, Director and CEO
                                    Mariner Capital Management, Inc.
                                    (Principal Executive Officer)

                                By: /s/ ELAINE HAWKINS
                                    ----------------------------------------
                                    ELAINE HAWKINS
                                    Mariner Capital Management, Inc.
                                    (Principal Financial and Accounting Officer)