Form 10-Q
period 1998-03-31
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1998-05-13
CIK 790986

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING MARCH 31, 1998

Commission File Number:

     33-04345

Exact name of Registrant as specified in its charter:

     Florida Income Fund II, Limited Partnership

State or other Jurisdiction of incorporation or organization:

     Ohio

I.R.S. Employer Identification Number:

     33-1168320

Address of Principal Executive Offices:

     12800 University Drive, Ste 260
     Fort Myers, FL 33907

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

                 FLORIDA INCOME FUND II, L.P.
                             INDEX


                                                      PAGE NO.

PART I

FINANCIAL INFORMATION


     Balance Sheets at March 31 1998
     and December 31, 1997. . . . . . . . . . . . . . . . . .3


     Statements of Income for the Three
     Months Ended March 31, 1998 and 1997 . . . . . . . . . .4


     Statements of Cash Flows for the Three
     Months Ended March 31, 1998 and 1997 . . . . . . . . . .5


     Notes to Financial Statements. . . . . . . . . . . . . .6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . .6-7


     Other Information. . . . . . . . . . . . . . . . . . . .8


     Signatures . . . . . . . . . . . . . . . . . . . . . . .9


     Cover Page


     Exhibit 27 - Financial Data Schedule

                PART I - FINANCIAL INFORMATION
          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                        BALANCE SHEETS
                          (Unaudited)
                                        March 31,     Dec. 31,
                                        1998          1997
                                        _________     _________
ASSETS

CURRENT ASSETS
  Cash                                  178,310       211,436
  A/R Trade, Net of allowance for        51,332        51,332
    doubtful accounts of $0
    for March 31, 1998 and $0
    for December 31, 1997)
  Notes Receivable                            0             0
  Prepaid Expenses and Other                  0             0
                                        _______       _______
     Total Current Assets               229,642       262,768

RENTAL PROPERTIES, NET OF
ACCUMULATED DEPRECIATION OF
$1,949,040 AT MARCH 31, 1997 AND
$1,895,885 AT DECEMBER 31, 1996               0             0

INTANGIBLE ASSETS
  Deferred Loan Costs, Net                    0             0
                                        _______       _______
  TOTAL ASSETS                          229,642       262,768

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Current Maturities of Notes
    and Mortgages Payable                     0             0
  Accounts Payable                            0        11,651
  Accrued Expenses                       32,319        53,794
  Customer & Security Deposits                0             0
                                        _______       _______
  TOTAL CURRENT LIABILITIES              32,319        65,445

NOTES AND MORTGAGES PAYABLE                   0             0

PARTNERS' CAPITAL
  General Partners' Capital                   0             0
  Limited Partners' Capital             197,323       197,323
  Net Income                                  0             0
                                        _______       _______
  TOTAL PARTNERS' EQUITY                197,323       197,323

TOTAL LIABILITIES
AND PARTNERS' CAPITAL                   229,642       262,768


See Accompanying Notes to the Financial Statements

               FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF INCOME
                               (Unaudited)


                                        For Three Month Ended
                                        03/31/98       03/31/97
                                        _________      _________

REVENUES:

Sales Proceeds                              0                0
Rental Income                               0          246,989
Interest Income                             0              674
                                        _____          _______
     Total Revenues                         0          247,663


EXPENSES:

Cost of Sales & Closing Costs               0                0
Property Operating Expenses                 0           79,996
Real Estate Taxes                           0           31,662
Interest Expense                            0           54,211
Depreciation                                0           53,154
Amortization                                0            3,008
                                        _____          _______
     Total Expenses                         0          222,031


NET INCOME                                  0           25,632







See accompanying Notes to the Financial Statements

                 FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                               For Three Months Ended
                                               03/31/98      03/31/97
                                               ________      ________

Cash Flows From Operating Activities:
    Net Income                                        0        25,632
    Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation & Amortization                  0        56,162
         Cost of Sales                                0             0
         (Increase) decrease in receivables           0       (15,372)
         (Increase) decrease in prepaid
          expenses and other                          0       (15,967)
         Increase (decrease) accounts payable
          and accrued expenses                  (33,126)       18,568
         Increase (decrease) in customer
          and security deposits                       0             0

Net cash flow provided by (used in)             ________      ________
operating activities                            (33,126)       69,023

Cash flows from investing activities:
    Improvements to rental properties                 0             0
                                                ________      ________
Net cash used in investing activities                 0             0


Cash flows from financing activities:
         Repayments of long-term borrowings           0        (5,998)
         Partner distribution paid                    0       (78,511)
         Deposit on Sale                              0             0
                                                ________     _________
Net cash flows used by financing activities           0       (84,509)

Net increase (decrease) in cash                 (33,126)      (15,486)

Cash at beginning of year                        211,436      251,866

Cash at March 31                                 178,310      236,380

See accompanying Notes to the Financial Statements

          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS
                        MARCH 31, 1998

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all disclosures necessary for fair presentation of the Partnership's financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles, as set forth in the Partnership's Form 10-K for the period ended December 31, 1997, or any other interim period. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of the interim periods presented.

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 1998, and March 31, 1997, the Partnership incurred $0 and $4,483 in property management fees paid to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $0 were incurred during the first quarter of 1998. This compares to $11,651 of costs that were incurred during the first quarter of 1997.

NOTE 3 - BALANCE SHEET

The Balance Sheet at December 31, 1997, has been taken from the audited Financial Statements at that date.

NOTE 4 -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION RESULTS OF OPERATIONS

Liquidity

As a result of the sales of Manatee West and Broadway Medical and the foreclosure of Pinebrook Commons during 1997, the Partnership has no remaining properties or debt for fiscal year 1998. Pursuant to the Partnership agreement, the Managing General Partner is commencing liquidation of the Partnership in 1998.

The remaining assets of the Partnership will be used to satisfy costs of liquidating the Partnership and any residual cash will be distributed to the limited partners in 1998.

The Partnership's cash position, including interest bearing deposits at March 31, 1998, was $178,310. This compares to its cash position of $211,436 at December 31, 1997. At March 31, 1997, the Partnership's cash position, including interest bearing deposits, was $251,866.

The decrease in cash between December 31, 1997 and March 31, 1998 was due primarily to cash used in operations of $33,126.

The Partnership's total investment in properties for its portfolio at March 31, 1998, was $0. This compares to its total property investment at December 31, 1997, of $0 and $7,024,664 at March 31, 1997. This decline resulted primarily from the sale of Manatee West and Broadway Medical and the foreclosure of Pinebrook Commons.

Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership's outstanding debt as of March 31, 1998, was $0.
This compares to debt outstanding December 31, 1997, of $0.  The
Partnership had $2,474,212 of outstanding debt at March 31, 1997.

Results of Operations

The sales of Manatee West and Broadway Medical and the foreclosure of Pinebrook Commons in 1997 leaves the Partnership with no income producing assets.

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



                     FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                     MARINER CAPITAL MANAGEMENT, INC.
                     MANAGING GENERAL PARTNER
                     (Registrant)





5/13/98              By: /s/ ALLEN G. TEN BROEK
                     --------------------------------
                     Allen G. Ten Broek
                     President, Director and CEO
                     Mariner Capital Management, Inc.
                     (Principal Executive Officer)






5/13/98              By: /s/ ELAINE HAWKINS
                     --------------------------------
                     Elaine Hawkins
                     Secretary/Treasurer
                     Mariner Capital Management, Inc.
                     (Principal Financial and Accounting Officer)