Form 10-Q
period 1998-06-30
FLORIDA INCOME FUND II LTD PARTNERSHIP
filed 1998-08-18
CIK 790986

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549

                           FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR PERIOD ENDING JUNE 30, 1998

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


                                                      PAGE NO.

PART I

FINANCIAL INFORMATION


     Balance Sheets at June 30 1998
     and December 31, 1997. . . . . . . . . . . . . . . . . .3


     Statements of Income for the Three and Six
     Months Ended June 30, 1998 and 1997. . . . . . . . . . .4


     Statements of Cash Flows for the Six
     Months Ended June 30, 1998 and 1997. . . . . . . . . . .5


     Notes to Financial Statements. . . . . . . . . . . . . .6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . .6-8


     Other Information. . . . . . . . . . . . . . . . . . . .9


     Signatures . . . . . . . . . . . . . . . . . . . . . . 10


     Cover Page


     Exhibit 27 - Financial Data Schedule

                PART I - FINANCIAL INFORMATION
          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                        BALANCE SHEETS
                          (Unaudited)
                                        June 30,      Dec. 31,
                                          1998          1997
                                     ___________   ___________
ASSETS

CURRENT ASSETS
  Cash                                  148,453       211,436
  A/R Trade, Net of allowance for        51,332        51,332
    doubtful accounts of $0
    for March 31, 1998 and $0
    for December 31, 1997)
  Notes Receivable                            0             0
  Prepaid Expenses and Other                  0             0
                                     ___________  ___________
     Total Current Assets               199,785       262,768

RENTAL PROPERTIES, NET OF
ACCUMULATED DEPRECIATION OF
$0 AT JUNE 30, 1998 AND
$0 AT DECEMBER 31, 1997                       0             0

INTANGIBLE ASSETS
  Deferred Loan Costs, Net                    0             0
                                    ___________   ___________
  TOTAL ASSETS                          199,785       262,768

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
  Current Maturities of Notes
    and Mortgages Payable                     0             0
  Accounts Payable                            0        11,651
  Accrued Expenses                        2,462        53,794
  Customer & Security Deposits                0             0
                                     ___________   ___________
  TOTAL CURRENT LIABILITIES               2,462        65,445

NOTES AND MORTGAGES PAYABLE                   0             0

PARTNERS' CAPITAL
  General Partners' Capital                   0             0
  Limited Partners' Capital             197,323       197,323
  Net Income                                  0             0
                                     ___________   ___________
  TOTAL PARTNERS' EQUITY                197,323       197,323

TOTAL LIABILITIES
AND PARTNERS' CAPITAL                   199,785       262,768


See Accompanying Notes to the Financial Statements

               FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF INCOME
                               (Unaudited)


                           For Three Months EndedFor Six Months Ended
                           06/30/98 06/30/98    06/30/97      06/30/97
                           ________ ________    ________      ________

REVENUES:

Sales Proceeds                   0  2,840,000            0    2,840,000
Rental Income                    0    138,030            0      385,019
Interest Income                  0        708            0        1,382
                           _______    _______    _________    _________
     Total Revenues              0  2,978,738            0    3,226,401


EXPENSES:

Cost of Sales and
     Closing Costs               0  2,819,056            0    2,819,056
Property Operating
     Expenses                    0    101,731            0      181,727
Real Estate Taxes                0     15,985            0       47,647
Interest Expense                 0          0            0       54,211
Depreciation                     0     30,724            0       83,878
Amortization                     0          0            0        3,008
                           _______    _______    _________    _________
     Total Expenses              0  2,967,496            0    3,189,527


NET INCOME                       0     11,242            0       36,874







See accompanying Notes to the Financial Statements

                 FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                               For Six Months Ended
                                               06/30/98   06/30/97
                                               ________   ________

Cash Flows From Operating Activities:
    Net Income                                        0        36,874
    Adjustments to reconcile net income
    to net cash provided by operations:
         Depreciation & Amortization                  0        86,886
         Cost of Sales                                0     2,586,247
         (Increase) decrease in receivables           0        25,322
         (Increase) decrease in prepaid
          expenses and other                          0       (10,259)
         Increase (decrease) accounts payable
          and accrued expenses                  (62,983)       (9,392)
         Increase (decrease) in customer
          and security deposits                       0       (36,334)

Net cash flow provided by operating            _________     _________
activities                                      (62,983)    2,679,344

Cash flows from investing activities:
    Improvements to rental properties                 0        (2,400)
                                               _________     _________
Net cash used in investing activities                 0        (2,400)


Cash flows from financing activities:
         Repayments of long-term borrowings           0        (5,998)
         Partner distribution paid                    0    (2,683,555)
         Deposit on Sale                              0             0
                                               _________     _________
Net cash flows used by financing activities           0    (2,689,553)

Net increase (decrease) in cash                 (62,983)      (12,609)

Cash at beginning of year                       211,436       251,866

Cash at June 30                                 148,453       239,257

See accompanying Notes to the Financial Statements

          FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                 NOTES TO FINANCIAL STATEMENTS
                         JUNE 30, 1998

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During the three month period ended June 30, 1998, and June 30, 1997, the Partnership incurred $0 and $1,972 in property management fees paid to Mariner Capital Management, Inc., the Managing General Partner, in accordance with the Partnership Agreement. These expenses are included in property expenses. The General Partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $0 were incurred during the second quarter of 1998. This compares to $7,800 of costs that were incurred during the second quarter of 1997.

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

The Partnership's cash position, including interest bearing deposits at June 30, 1998, was $148,453. This compares to its cash position of $211,436 at December 31, 1997. At June 30, 1997, the
Partnership's cash position, including interest bearing deposits, was $239,257.

The decrease in cash between December 31, 1997 and June 30, 1998 was due primarily to cash used in operations of $62,983.

The Partnership's total investment in properties for its portfolio at June 30, 1998, was $0. This compares to its total property investment at December 31, 1997, of $0 and $3,097,126 at June 30, 1997. This decline resulted primarily from the sale of Manatee West and Broadway Medical and the foreclosure of Pinebrook Commons.

Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties that in management's opinion will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership's outstanding debt as of June 30, 1998, was $0.
This compares to debt outstanding December 31, 1997, of $0.  The
Partnership had $2,474,212 of outstanding debt at June 30, 1997.

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



                     FLORIDA INCOME FUND II, LIMITED PARTNERSHIP
                     MARINER CAPITAL MANAGEMENT, INC.
                     MANAGING GENERAL PARTNER
                     (Registrant)





8/14/98              By: /s/ ALLEN G. TEN BROEK
                     --------------------------------
                     Allen G. Ten Broek
                     President, Director and CEO
                     Mariner Capital Management, Inc.
                     (Principal Executive Officer)






8/14/98              By: /s/ ELAINE HAWKINS
                     --------------------------------
                     Elaine Hawkins
                     Secretary/Treasurer
                     Mariner Capital Management, Inc.
                     (Principal Financial and Accounting Officer)